Form 10-Q/A
period 2010-09-30
Pinewood Acquisition Corp
filed 2011-02-17
CIK 1502659

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q/A

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

     As of September 30, 2010, Pinewood has not generated revenues and has no income or cash flows from operations since inception. The continuation of Pinewood as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Pinewood . Tiber
Creek Corporation will pay all expenses incurred by Pinewood until a business combination is effected, without repayment.

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

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.



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

Dated:   February 16, 2011