Form 10-Q
period 2011-06-30
De Yang International Group Ltd
filed 2011-08-19
CIK 1502659

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2011

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to


       Commission file number           000-54146

                  DE YANG INTERNATIONAL GROUP LTD.
         (Exact Name of Registrant as Specified in its Charter)

                           formerly
                  PINEWOOD ACQUISITION CORPORATION


         Delaware                                     27-3566984
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

                 240 km, Freeway No. 324 Xiashaxi
               Neicuo Town Xiangan District Xiamen
                     Fujian, China 361101
        ------------------------------------------------
         (Address of Principal Executive Offices)

                       626/375-9016
     ----------------------------------------------
          (Registrant's Telephone Number)



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
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                           Outstanding at  July 15, 2011

Common Stock, par value $0.0001               20,0000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS





Balance Sheets as of June 30, 2011 and December 31, 2010           F-1

Statements of Operations for the Three Months and Six Months
Ended June 30, 2011 and 2010 and for the Period from July 19,
2010 (Inception) to June 30, 2011                                  F-2

Statement of Changes in Stockholders' Equity for the Period
from July 19, 2010 (Inception) to June 30, 2011                    F-3

Statements of Cash Flows for the Six Months Ended
June 30, 2011 and for the Period from July 19, 2010
to June 30, 2011                                                   F-4

Notes to Financial Statements                                    F5-F9

                      DE YANG INTERNATIONAL GROUP LTD.
               (Formerly PINEWOOD ACQUISITION CORPORATION)
                       (A Development Stage Company)
                             BALANCE SHEETS

                              ASSETS

                                      June 30,                 December 31,
                                         2011                      2010
                                     ---------                 ------------
                                     (Unaudited)
Current Assets

     Cash                             $   2,000                   $   2,000
                                     ----------                  ----------
        TOTAL ASSETS                  $   2,000                   $   2,000
                                     ==========                  ==========


        STOCKHOLDERS' EQUITY

   Stockholders' Equity

  Preferred stock, $0.0001 par value,
   20,000,000 shares authorized; None
   outstanding                        $     -                          -

  Common Stock, $0.0001 Par Value,
      100,000,000 Shares Authorized;
      20,000,000 Shares Issued and
      Outstanding                        2,000                     $ 2,000

    Additional paid-in capital           1,250                       1,250

    Deficit accumulated during the
        development stage               (1,250)                     (1,250)
                                     ----------                  ----------

    Total Stockholders' Equity          (2,000)                      2,000
                                     ----------                  ----------
       TOTAL STOCKHOLDERS' EQUITY     $  2,000                    $  2,000
                                     ==========                  ==========


                  See accompanying notes to the financial statements


                          DE YANG INTERNATIONAL GROUP LTD.
                   (Formerly PINEWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                           STATEMENT OF OPERATIONS

                                       Three months      Six months       For the Period
                                        Ended              Ended         from July 19, 2010
                                       June 30,           June 30,        (Inception) to
                                         2011               2011          June 30, 2011
                                      ------------      -----------       --------------
                                      (Unaudited)       (Unaudited)        (Unaudited)
      Sales - net                    $        -         $       -          $         -

      Cost of sales                           -                 -                    -
                                      ------------      -----------       --------------
            Gross profit                      -                 -                    -
                                      ------------      -----------       --------------


      Operating Expenses                      -                 -                 1,250
                                      ------------      -----------       --------------
      Net loss                        $       -         $       -        $       (1,250)
                                      ============      ===========       ==============


      Loss per Share -
         basic and diluted            $       -        $        -
                                      ============      ===========

      Weighted Average Shares -        18,928,571        19,461,326
           basic and diluted          ============      ===========



                See accompanying notes to financial statements

                                      F-2

                          DE YANG INTERNATIONAL GROUP LTD.
                   (Formerly PINEWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             Deficit        Total
                                                           Additional      Accumulated      Stock-
                                   Common Stock             Paid-In        During the       holders'
                                 Shares       Amount        Capital      Development Stage  Equity
                              ----------     ---------      ---------    ----------------   ---------
Balance, July 19, 2010
   (Inception)                       -       $     -        $      -       $      -         $      -

Shares issued
     for cash                 20,000,000         2,000             -              -              2,000

Expenses paid
 by stockholders                     -              -           1,250             -              1,250

Net Loss                             -              -               -          (1,250)          (1,250)
                             ----------       ---------      ---------    --------------      ---------

Balance, December 31,
2010                         20,000,000       $  2,000      $   1,250       $  (1,250)       $   2,000
                             ----------       ---------      ---------     -------------     ----------
 Stock redemption           (19,500,000)        (1,950)             -               -           (1,950)
 Share issued for cash       19,500,000          1,950              -               -            1,950
 Net loss                            -              -               -               -               -
                             ----------       ---------      ---------     -------------     ----------

Balance,
June 30, 2011                20,000,000       $  2,000      $   1,250       $  (1,250)       $   2,000
                             ==========       =========     ==========     =============     ==========

               See accompanying notes to the financial statements

                          DE YANG INTERNATIONAL GROUP LTD.
                   (Formerly PINEWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                          For the Period from
                                                       SixMonths           July 19, 2010
                                                     Ended June 30,       (Inception) to
                                                         2011              June 30, 2011
                                                      (Unaudited)           (Unaudited)
                                                   --------------         ----------------

OPERATING ACTIVITIES

  Net loss                                         $         -          $        (1,250)

                                                   ---------------         -----------------
      Net cash used in operating activities                  -                   (1,250)
                                                   ---------------         -----------------
FINANCING ACTIVITIES

 Proceeds from issuance of common stock                       -                    2,000

 Proceeds from stockholders' additional
     paid-in capital                                          -                    1,250
                                                  ---------------          -----------------
    Net Cash provided by financing activities                 -                    3,250
                                                   ---------------         -----------------
Net increase in cash                                          -                    2,000

Cash,beginning of period                                  2,000                       -
                                                   ---------------         ----------------
Cash, end of period                                $      2,000             $      2,000
                                                   ===============         ================


                 See accompanying notes to financial statements
                                     F-4

                          DE YANG INTERNATIONAL GROUP LTD.
                   (Formerly PINEWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                          Notes to Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

De Yang International Group, Ltd., formerly Pinewood Acquisition Corporation ("Pinewood") was incorporated under the laws of the State of Delaware on July 19, 2010 and was originally to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 12, 2011, Pinewood Acquisition Corporation entered into an agreement with De Yang Enterprises for the change in control of Pinewood Acquisition Corporation. The following events occurred which resulted in a change of control of the Registrant; On May 27, 2011, the Registrant redeemed from its then two shareholders an aggregate of 19,500,000 of its 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950; On May 27, 2011, the shareholders of the Corporation elected new directors and the existing directors of the Corporation resigned and simultaneously the then officers of the Corporation resigned and new officers were appointed; On June 1, 2011, the Registrant issued 19,500,000 shares of common stock to Mr. Yanshi Chen representing 97.5% of the total outstanding 20,000,000 shares of common stock. On May 25, 2011 the shareholders of the Corporation and Board of Directors unanimously approved the change of the Registrant's name to De Yang International Group Ltd. ("De Yang" or "the Company") and filed such change with the State of Delaware.

De Yang has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. The registrant anticipates that it may enter into a business combination with an operating shoe manufacturing business located in China. No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed. Such shoe manufacturing business was founded in 1994 by the president of the registrant and it is in the process of obtaining audited financial statements. The registrant will not make a decision on any such possible combination until it receives the financial report of such possible target company and management has the opportunity to review and evaluate the report. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that De Yang will be successful in locating or negotiating with any target company. De Yang has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company selected December 31 as its fiscal year end.


                                      F-5

                          DE YANG INTERNATIONAL GROUP LTD.
                   (Formerly PINEWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                          Notes to Financial Statements


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

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into


                                       F-6


                          DE YANG INTERNATIONAL GROUP LTD.
                   (Formerly PINEWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                          Notes to Financial Statements

LOSS PER COMMON SHARE (CONTINUED)

common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2011 there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

      Level 1: defined as observable inputs such as quoted prices in active markets;
     Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
     Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The carrying amounts of financial assets and liabilities approximate their fair values because of the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception of the Company on July 19, 2010. Additionally, the Company has deficit accumulated during the development stage of $1,250 at June 30, 2011.
The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

There is no assurance that will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and


                                   F-7

                      DE YANG INTERNATIONAL GROUP LTD.
               (Formerly PINEWOOD ACQUISITION CORPORATION)
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 2 - GOING CONCERN (CONTINUED)

classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No. 10-G,
"Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

NOTE 4 - RELATED PARTY TRANSACTIONS

On July 19, 2010, the Company issued 20,000,000 common shares to its sole director and of officer for $2,000 in cash.

On May 27, 2011, the Registrant redeemed from its then two shareholders an aggregate of 19,500,000 of its 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.


                                    F-8

                      DE YANG INTERNATIONAL GROUP LTD.
               (Formerly PINEWOOD ACQUISITION CORPORATION)
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

On May 27, 2011, the shareholders of the Corporation elected new directors and the existing directors of the Corporation resigned and simultaneously the then officers of the Corporation resigned and new officers were appointed. On June 1, 2011, the Company issued 19,500,000 shares of common stock to new unrelated third party investors in order to evoke a change in ownership.

NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 15, 2011, the date the financial statements were available to be issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      De Yang International Group Ltd. (formerly Pinewood Acquisition Corporation (the "Company") was incorporated on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its shareholders and effecting a change of control in July, 2011.

     On May 25, 2011, the shareholders of the Company and the Board of Directors unanimously ratified the change of the Company's name to De Yang International Group Ltd. and filed such change with the State of Delaware.

Change in Control

     1. On May 27, 2011 the Company redeemed an aggregate of 19,500,000 shares of the then 20,000,000 outstanding shares of common stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

     2.   On May 27, 2011, the following events occurred:

     new directors of the Company were elected as follows:

          Yanshi (Steven) Chen (Chairman of the Board)
          Zhengzhi Ye
          Shengwen (Vincent) Chen
          Shengmo (Eric) Chen
          Enping Deng

     New offices of the Company were appointed as follows:

          Shengwen (Vincent) Chen       Chief Executive Officer
          Yanshi (Steven) Chen          President
          Zhengzhi Ye                   Chief Financial Officer

     James M. Cassidy the Company's president, secretary and director and James McKillop resigned as its vice president, and director, resigned their respective offices and directorships.

     3. On June 1, 2011 the Company issued 19,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 for services provided to the Corporation representing 97.5% of the total outstanding 20,000,000 shares of common stock.

Operations

     The registrant anticipates that it may enter into a business combination with an operating shoe manufacturing business located in China. No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed.
Such shoe manufacturing business was founded in 1994 by the president of the registrant and it is in the process of obtaining audited financial statements. The registrant will not make a decision on any such possible combination until it receives the financial report of such possible target company and management has the opportunity to review and evaluate the report.

     The Company will not make a decision on any such possible combination until it receives the financial report of such possible target company and management has the opportunity to review and evaluate the report.

     The Company has an agreement with Tiber Creek Corporation which provides assistance in becoming a public reporting company by assisting in effecting the change of control and will assist it in the preparation and filing of a registration statement to be filed with the Securities and Exchange Commission and the introduction to brokers and market makers.

     As of June 30, 2011, the Company has not generated revenues and has no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, and to successfully negotiate a business combination.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer and principal financial officer.

      Based upon that evaluation, they believe that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

      There was a change in control of the Company and thus a change in the persons overseeing the Company financial reporting. However, given that they Company has no operations and no revenues, no change in the Company's internal control procedures over financial reporting that were identified in connection with such evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued the following shares of common stock pursuant to Section 4(2) of the Securities Act of 1933.

On June 19, 2010:

Name                            Number of shares          Consideration

Tiber Creek Corporation          10,000,000                  $1,000
MB Americus LLC                  10,000,000                  $1,000

(Of which an aggregate of 19,500,000 shares were redeemed on May 27, 2011)

On June 1, 2011, the Company issued:

Name                      Number of shares              Consideration
                          Of common stock

Yanshi Chen                 17,000,000               Services
DEP Group
   (a BVI corporation)       2,500,000               Services

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

                     DE YANG INTERNATIONAL GROUP LTD.


                     By:   Yanshi (Steven) Chen, President


                     By:   Zhengzhi Ye, Chief Financial Officer

Dated:   August 19, 2011