Form 10-Q
period 2011-09-30
De Yang International Group Ltd
filed 2011-11-14
CIK 1502659

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2011

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

                 240 KM, Freeway No. 324 Xiashaxi,
               Neicuo Town, Xiangan District, Xiamen,
                     Fujian, China 361101
        ------------------------------------------------
         (Address of Principal Executive Offices)

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


     Class                           Outstanding at  October 15, 2011

Common Stock, par value $0.0001               20,0000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS





Balance Sheets as of September 30, 2011 and December 31, 2010      F-1

Statements of Operations for the Three and Nine Months
Ended September 30, 2011 and 2010 and for the Period from
July 19, 2010 (Inception) to September 30, 2011                    F-2

Statement of Changes in Stockholders' Equity for the Period
from July 19, 2010 (Inception) to September 30, 2011               F-3

Statements of Cash Flows for the Nine Months Ended
September 30, 2011 and for the Period from July 19,
2010 (Inception) to September 30, 2011                             F-4

Notes to Financial Statements                                    F5-F9

                      DE YANG INTERNATIONAL GROUP LTD.
               (Formerly PINEWOOD ACQUISITION CORPORATION)
                       (A Development Stage Company)
                             BALANCE SHEETS

                              ASSETS

                                     September 30,               December 31,
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
                                     ==========                  ==========


        STOCKHOLDERS' EQUITY

Stockholders' Equity

  Preferred stock, $0.0001 par value,
   20,000,000 shares authorized; None
   outstanding                        $     -                          -

  Common Stock, $0.0001 Par Value,
      100,000,000 Shares Authorized;
      20,000,000 Shares Issued and
      Outstanding                        2,000                     $ 2,000

    Additional paid-in capital           3,750                       1,250

    Deficit accumulated during the
        development stage               (3,750)                     (1,250)
                                     ----------                  ----------

    Total Stockholders' Equity           2,000                       2,000
                                     ----------                  ----------
       TOTAL STOCKHOLDERS' EQUITY     $  2,000                    $  2,000
                                     ==========                  ==========


                  See accompanying notes to the financial statements


                          DE YANG INTERNATIONAL GROUP LTD.
                   (Formerly PINEWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                  (Unaudited)

                                     Three months      None months       For the Period
                                        Ended             Ended         from July 19, 2010
                                     September 30,     September 30,     (Inception) to
                                         2011             2011         September 30, 2011
                                      ------------      -----------     ----------------
      Sales - net                    $        -         $       -          $         -

      Cost of sales                           -                 -                    -
                                      ------------      -----------       --------------
            Gross profit                      -                 -                    -
                                      ------------      -----------       --------------


      Operating Expenses                  2,500              2,500                3,750
                                      ------------      -----------       --------------
      Net loss                        $  (2,500)         $  (2,500)        $     (3,750)
                                      ============      ===========       ==============
      Loss per Share -
         basic and diluted            $       -        $        -
                                      ============      ===========

      Weighted Average Shares -        19,467,213        19,642,857
           basic and diluted          ============      ===========



                See accompanying notes to the financial statements

                                      F-2

                          DE YANG INTERNATIONAL GROUP LTD.
                   (Formerly PINEWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             Deficit        Total
                                                           Additional      Accumulated      Stock-
                                   Common Stock             Paid-In        During the       holders'
                                 Shares       Amount        Capital      Development Stage  Equity
                              ----------     ---------      ---------    ----------------   ---------
Balance, July 19, 2010
   (Inception)                       -       $     -        $      -       $      -         $      -

Shares issued
     for cash                 20,000,000         2,000             -              -              2,000

Expenses paid
 by stockholders                     -              -           1,250             -              1,250

Net Loss                             -              -               -          (1,250)          (1,250)
                             ----------       ---------      ---------    --------------      ---------
Balance, December 31,
2010                         20,000,000       $  2,000      $   1,250       $  (1,250)       $   2,000
                             ----------       ---------      ---------     -------------     ----------
 Stock redemption           (19,500,000)        (1,950)             -               -           (1,950)
 Share issued for cash       19,500,000          1,950              -               -            1,950
 Fair value of expenses
   contributed                                                  2,500                            2,500
 Net loss                            -              -               -          (2,500)          (2,500)
                             ----------       ---------      ---------     -------------     ----------
Balance,
September 30, 2011           20,000,000       $  2,000      $   3,750       $  (3,750)       $   2,000
                             ==========       =========     ==========     =============     ==========

               See accompanying notes to the financial statements

                          DE YANG INTERNATIONAL GROUP LTD.
                   (Formerly PINEWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            ------------------------

                                                                          For the Period from
                                                      Nine Months            July 19, 2010
                                                     Ended June 30,         (Inception) to
                                                  September 30, 2011      September 30, 2011
                                                  ---------------         ----------------

OPERATING ACTIVITIES

  Net loss                                         $     (2,500)           $      (3,750)
  Contributed professional fees                           2,500                    2,500
                                                   ---------------         -----------------
      Net cash used in operating activities                  -                    (1,250)
                                                   ---------------         -----------------
FINANCING ACTIVITIES

 Proceeds from issuance of common stock                       -                    2,000

 Proceeds from stockholders' additional
     paid-in capital                                          -                    1,250
                                                  ---------------          -----------------
    Net Cash provided by financing activities                 -                    3,250

 Net increase in cash                                         -                    2,000

 Cash,beginning of period                                  2,000                      -
                                                   ---------------         ----------------
 Cash, end of period                               $       2,000            $      2,000
                                                   ===============         ================


                 See accompanying notes to the financial statements
                                     F-4

                          DE YANG INTERNATIONAL GROUP LTD.
                   (Formerly PINEWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                          Notes to Financial Statements



NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

De Yang International Group, Ltd., formerly Pinewood Acquisition Corporation ("Pinewood") was incorporated under the laws of the State of Delaware on July 19, 2010 and was originally formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 12, 2011, Pinewood Acquisition Corporation entered into an agreement with De Yang Enterprises for the change in control of Pinewood Acquisition Corporation. The following events occurred which resulted in a change of control of Pinewood: On May 27, 2011, Pinewood redeemed from its then two shareholders an aggregate of 19,500,000 of its 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950; On May 27, 2011, the shareholders of the Corporation elected new directors and the existing directors of the Corporation resigned and simultaneously, new officers were appointed. On June 1, 2011, Pinewood issued 19,500,000 shares of common stock to Mr.
Yanshi Chen representing 97.5% of the total outstanding 20,000,000 shares of common stock. On May 25, 2011 the shareholders of the Corporation and Board of Directors unanimously approved the change of Pinewood's name to De Yang International Group Ltd. ("De Yang" or
"the Company") and filed such change with the State of Delaware.

De Yang has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. De Yang anticipates that it may enter into a business combination with an operating shoe manufacturing business located in China. No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed.
Such shoe manufacturing business was founded in 1994 by the president of De Yang. De Yang will not make a decision on any such possible combination until it receives the financial report of such possible target company and management has the opportunity to review and evaluate the report. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that De Yang will be successful in locating or negotiating with any target company.
De Yang has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company selected December 31 as its fiscal year end.

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

USE OF ESTIMATES

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Form 10-K filed on March 30, 2011 with the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

                  De Yang International Group Ltd.
             (Formerly Pinewood Acquisition Corporation)
                   (A Development Stage Company)
                   Notes to Financial Statements

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2011 there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception of the Company on July 19, 2010. Additionally, the Company has deficit accumulated during the development stage of $3,750 at September 30, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-29, Disclosure of
Supplementary Pro Forma Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No.
10-G, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company's financial statements and related disclosures.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. This adoption of this ASU did not have a material impact on the Company's financial statements and related disclosures.

NOTE 4   COMMON STOCK

On July 19, 2010, the Company issued 20,000,000 common shares to its sole director and officer for $2,000 in cash.

                  De Yang International Group Ltd.
             (Formerly Pinewood Acquisition Corporation)
                   (A Development Stage Company)
                   Notes to Financial Statements

NOTE 4   COMMON STOCK (CONTINUED)

On May 27, 2011, the Company redeemed from its then two shareholders an aggregate of 19,500,000 of its 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On May 27, 2011, the shareholders of the Company elected new directors and the existing directors of the Corporation resigned and simultaneously, new officers were appointed.

On June 1, 2011, the Company issued 19,500,000 shares of common stock to new unrelated third party investors in order to evoke a change in ownership.

NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 10, 2011, the date the financial statements were available to be issued.

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

Issuance of Shares

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

Operations

     The Company anticipates that it may enter into a business combination with an operating shoe manufacturing business located in China. No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed. Such shoe manufacturing business was founded in 1994 by the president of the Company and it is in the process of obtaining audited financial statements.

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

     As of September 30, 2011, the Company has not generated revenues and has no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, and to successfully negotiate a business combination.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued the following shares of common stock pursuant to Section 4(2) of the Securities Act of 1933.

On June 19, 2010:

Name                            Number of shares

Tiber Creek Corporation          10,000,000
MB Americus LLC                  10,000,000

(Of which an aggregate of 19,500,000 shares were redeemed on May 27, 2011)

On June 1, 2011, the Company issued:

Name                      Number of shares
                          Of common stock

Yanshi Chen                 17,000,000
DEP Group
   (a BVI corporation)       2,500,000

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

                     DE YANG INTERNATIONAL GROUP LTD.


                     By:   /s/ Yanshi (Steven) Chen, President


                     By:   /s/ Zhengzhi Ye, Chief Financial Officer

Dated:   November 9, 2011