Form 10-K
period 2011-12-31
Fun World Media, Inc.
filed 2012-03-30
CIK 1502659

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2011


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-54146

                         FUN WORLD MEDIA, INC.
           (Exact name of registrant as specified in its charter)

                  DE YANG INTERNATIONAL GROUP LTD.
                    (Former Name of Registrant)

            Delaware                           27-3566984
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                           1230 Chanruss Place
                     Beverly Hills, California 90210
         (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:    310-804-3319

    Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.0001 par value per share
                    (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).

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

       Class                                  Outstanding at
                                              March 15, 2012

Common Stock, par value $0.0001                 20,000,000

Documents incorporated by reference:            None


                               PART I

Item 1.  Business


      Fun World Media, Inc. (formerly De Yang International Group Ltd.) ("Fun World" or the "Company") was incorporated as Pinewood Acquisition Corporation ("Pinewood") on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 24, 2011, Pinewood amended its certificate of incorporation to change its name to De Yang International Group Ltd. and on March 2, 2012 De Yang amended its certificate of incorporation to change its name to Fun World Media, Inc.

     On October 7, 2010, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     The Company has sustained operating losses since inception of the Company on July 19, 2010. The Company has deficit accumulated during the development stage of $4,150 at December 31, 2011.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

      The management of the Company plans to use their personal funds to pay all expenses incurred by the Company in 2012. There is no assurance that the Company will ever be profitable.

     The Company has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders to whom control of the Company was transferred. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

    With a change in control in 2012, subsequent to the period covered by this Report, the Company has new management and the Company anticipates that it may enter into a business combination with an operating entertainment and hospitality business. No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed. Such entertainment and hospitality business was founded in 2011 by the Chief Executive Officer of the Company and it is in the process of obtaining audited financial statements.

     The Company will not make a decision on any possible business combination until it receives the financial report of such possible target company and management has the opportunity to review and evaluate the report. There is no assurance that the Company will be successful in locating or negotiating with any target company.

    In 2011, the Company effected a change in control by the following actions:

    1. On May 27, 2011, the redemption of an aggregate of 19,500,000 of 20,000,000 shares of the then outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950;

    2.  The appointment and election of new officers and directors;

    3.  The resignation of the prior officers and directors.

    4. On June 1, 2011, the Company issued 19,500,000 shares of its common stock to two shareholders. The Company filed a Form 8-K with the Securities and Exchange Commission noticing the change of control and change of company name.

    In 2012, and subsequent to the period covered by this Report, the Company effected a change in control by the following actions:

     1. On March 2, 2012, new officers and directors were appointed and elected and the then current officers and directors resigned.

     2. 19,500,000 shares of the Company's outstanding common stock representing 97.5% of such outstanding shares held by two shareholders of the Company were transferred.

     The Company filed a Form 8-K with the Securities and Exchange Commission noticing the change of control and change of company name.


Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its president at no cost to the Company.


Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.


Item 4.  Mine Safety Disclosures.

      Not applicable.

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

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES

July 19, 2010       Tiber Creek 	    10,000,000
                    Corporation (1)         (9,750,000 of which redeemed)

July 19, 2010      MB Americus LLC (2)      10,000,000
                                            (9,750,000 of which redeemed)

June 1, 2011       Yanshi (Steven) Chen	    17,000,000 (3)

June 1, 2011       DEP Group		     2,500,000 (3)


(1) James Cassidy is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, and Mr. Cassidy may be deemed to be the beneficial owner of the shares of stock owned by Tiber Creek
Corporation.

(2) James McKillop is the sole principal of MB Americus LLC, a California limited liability corporation. Mr. McKillop is deemed to be the beneficial owner of the shares of stock owned by MB Americus LLC.

(3) On March 2, 2012, subsequent to the period covered by this Report, these shares were transferred to Joseph Merhi.

Item 6.  Selected Financial Data.

     There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has sustained operating losses since inception of the Company on July 19, 2010. The Company has deficit accumulated during the development stage of $4,150 at December 31, 2011.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

      The management of the Company plans to use their personal funds to pay all expenses incurred by the Company in 2012. There is no assurance that the Company will ever be profitable.

     The Company has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders to whom control of the Company was transferred. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

    With a change in control in 2012, subsequent to the period covered by this Report, the Company has new management and the Company anticipates that it may enter into a business combination with an operating entertainment and hospitality business. No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed. Such entertainment and hospitality business was founded in 2011 by the Chief Executive Officer of the Company and it is in the process of obtaining audited financial statements.

     The Company will not make a decision on any possible business combination until it receives the financial report of such possible target company and management has the opportunity to review and evaluate the report. There is no assurance that the Company will be successful in locating or negotiating with any target company.

    In analyzing prospective business opportunities, the Company may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

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

2011 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception.

     The Company has sustained operating losses since inception of the Company on July 19, 2010. The Company has deficit accumulated during the development stage of $4,150 at December 31, 2011.

    Subsequent to the period covered by this Report, the Company effected a change in its control with the redemption of a majority of its outstanding stock, issuance of new stock, resignation of the then officers and directors and election and appointment of new officers and directors.

RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

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

     In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill Impairment" which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test. Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We have adopted the provisions of this update at the beginning of our fourth quarter. The adoption of this provision did not have a material impact on our financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and Report of Independent Registered Accounting Firm for the year ended December 31, 2011 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A.   Controls and Procedures

    Pursuant to Rules adopted by the Securities and Exchange Commission.
the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's then principal executive officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the Company's current principal executive officer who is also the principal financial officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is the sole officer and director of the Company and is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, current management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     Anton & Chia the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

9B.  Other information

     Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The current sole director and Officer of the Company is:

		Joseph Merhi

     At December 31, 2011, the following persons held the following respective positions with the Company. Each of these persons resigned such position on March 2, 2012 as part of the change of control of the Company.

      Name                	Positions and Offices Held
     -----------------    	-----------

     Yanshi (Steven) Chen	Director, President
     Zhengzhi Ye Chen		Director, Cheif Financial Officer
     Chengwen (Vincent) Chen	Director, Chief Executive Officer
     Shengmo (Eric) Chen	Director
     Enping Deng		Director


Management of the Company

     The Company has no full time employees. The sole officer and director will allocate a limited portion of time to the activities of the Company without compensation.

	Joseph Merhi serves as Chief Executive Officer and a director of the Company. Mr. Merhi has over thirty years experience in the entertainment field and has served as a producer or executive producer on over 100 films since 1986. Mr. Merhi has been a member of Montage Entertainment LLC since 2006, a company focused on international sales and distribution of films. The company produced "Columbus Day" starring Val Kilmer. From 2002 to 2004, Mr. Merhi served as a producer on several films for Warner Brothers and Franchise Pictures, including the highly anticipated sequel "The Whole Ten Yards", "Alex and Emma" and "Spartan". Since 1999, Mr. Merhi has also developed several real estate projects, including the only sound stage in Las Vegas, Nevada, where content is currently being produced, and plans for boutique hotels in West Hollywood, California, and Las Vegas, Nevada. Mr. Merhi began his career in 1986 with the formation of PM Entertainment which produced, financed and distributed over 100 feature length films and two successful TV shows before it was sold to Echo Bridge in 1999.

     There are no agreements or understandings for the above-named officer/director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

	Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company's sole officer also serves as its sole director and majority shareholder. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same person and only those persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

     The Board of Directors has not established any committees.

   Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the majority shareholder also serves as the sole director and officer. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. There are no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.


Item 11.  Executive Compensation

     The Company's officer and director does not receive any compensation for services rendered to the Company. No compensation was paid to the prior officers and directors of the Company. There is no accrual of any compensation pursuant to any agreement with the Company by any officer or director.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2011, the period covered by this Report, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                Amount of Beneficial     Percent of
Name Beneficial Owner               Ownership          Outstanding Stock

Joseph Merhi			     19,500,000		     97.5%

All Executive Officers and           19,500,000              97.5%
Directors as a Group (1 Person)


    Prior to the change in control of the Company and during the period covered by this report, the following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the directors and officers of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                Amount of Beneficial     Percent of
Name Beneficial Owner               Ownership          Outstanding Stock

Yanshi Chen			17,000,000		    85%
Dep Group (a BVI corporation)	 2,500,000		    12.5%


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

    James M. Cassidy is the former president and a director of the Company and the sole officer, director and the shareholder of Tiber Creek Corporation, which is a shareholder of the Company.

    As an organizers and developers of the Company, James Cassidy and James McKillop, the indirect beneficial owner of a shareholder of the Company, may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing the registration statement.

   The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required.


Item 14.  Principal Accounting Fees and Services.

	The Company has no activities, no income and no expenses except for independent audit and Delaware state fees. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.


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

                         December 31, 2011       December 31, 2010
	                 -----------------       -----------------


                            =======               =========
Audit-Related Fees          $ 750		   $ 750


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

FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm	            1

Balance Sheets as of December 31, 2011 and December 31, 2010        2

Statements of Operations for the Year Ended December 31,
  2011 and for the Period from July 19, 2010
  (Inception) to December 31, 2011	                            3

Statement of Cash Flows for the Year Ended December 31,
  2011 and for the Period from July 19, 2010
 (Inception) to December 31, 2011                                   4

Statement of Changes in Stockholders' Equity as of
  December 31, 2011                                                 5

Notes to Financial Statements 	                                   6-10

ANTON & CHIA                             CERTIFIED PUBLIC ACCOUNTANTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fun World Media, Inc

We have audited the accompanying balance sheet of Fun World Media
(the "Company") (a development stage company), formerly known as De Yang International Group Ltd., as of December 31, 2011 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from July 19, 2010 (inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the year then ended and for the period from July 19, 2010 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Anton & Chia LLP
Newport Beach, CA
March 30, 2012

                               FUN WORLD MEDIA
                   (formerly DE YANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                               BALANCE SHEETS

  ASSETS
                                          December 31,      December 31,
                                             2011              2010
                                          ------------      -----------

  Current Assets
    Cash                                   $    2,000       $    2,000
                                          ------------      -----------

       TOTAL ASSETS	                   $    2,000       $    2,000
                                          ============      ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities

    Accrued Liabilities                    $      400              -
                                          ------------      -----------
            Total Liabilities                     400              -
                                          ------------      -----------

  Stockholders' Equity

    Preferred stock, $0.0001 par value,
      20,000,000 shares authorized; No
      shares issued and outstanding        $       -        $       -
    Common Stock; $0.0001 par value,
      100,000,000 shares authorized;
      20,000,000 shares issued and
      outstanding                               2,000            2,000
    Additional paid-in capital                  3,750            1,250
    Deficit accumulated during the
      development stage                        (4,150)          (1,250)
                                          ------------      -----------
 Total Stockholders' Equity                     1,600            2,000
                                          ------------      -----------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                   $    2,000        $   2,000
                                           ===========       =========


 The accompanying notes are an integral part of these financial statements

                               FUN WORLD MEDIA
                   (formerly DE YANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                                                         For the period from
                                                          July 19, 2010
                                         The year ended    (Inception) to
                                           December 31,    December 31,
                                              2011             2011
                                          -------------     ------------
 Sales - net                              $       -         $      -

  Cost of sales                                   -                -
                                          ------------      -----------
           Gross profit                           -                -
                                          ------------      -----------

 Operating expenses                       $     2,900       $    4,150


 Net loss                                 $    (2,900)      $   (4,150)
                                          =============     ============


 Loss per share - basic and diluted       $     (0.00)
                                          =============

 Weighted average shares-
     basic and diluted                      19,732,877
                                          -------------

 The accompanying notes are an integral part of these financial statements


                               FUN WORLD MEDIA
                   (formerly DE YANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Deficit
                                                                     Accumulated
                               Common Stock            Additional    During the     Total
                            -----------------------    Paid-In       Development    Stockholders'
                            Shares        Amount       Capital       Stage          Equity
                            -----------   ---------    ----------    ----------     ----------

Balance, July 19,
  2010 (Inception)                  -     $    -       $    -        $    -         $     -

  Shares issued for cash    20,000,000       2,000          -             -            2,000

  Expenses paid by
    stockholders                    -          -           1,250          -            1,250
  Net loss                          -          -            -          (1,250)        (1,250)
                            -----------   ---------    ----------    ----------     ----------
Balance, December 31,
   2010                     20,000,000    $   2,000     $  1,250     $ (1,250)      $  2,000
                            ===========   =========    ==========    ==========     ==========
  Stock redemption         (19,500,000)      (1,950)        -             -           (1,950)
  Share issued for cash     19,500,000        1,950         -             -            1,950
  Fair value of expenses
    contributed                                            2,500                       2,500
  Net loss                          -          -            -          (2,900)        (2,900)
                            -----------   ---------    ----------    ----------     ----------
Balance, December 31,
   2011                     20,000,000    $  2,000      $  3,750     $ (4,150)      $  1,600
                            ===========   =========    ==========    ==========     ==========

      The accompanying notes are an integral part of these financial statements

                                       4

                               FUN WORLD MEDIA
                   (formerly DE YANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   For the period from
                                                                      July 19, 2010
                                                  The year ended     (Inception) to
                                                  December 31, 2011  December 31, 2011
                                                 ------------------  ----------------
                                                                       (Unaudited)
                                                 ------------------  ----------------
OPERATING ACTIVITIES

   Net loss                                      $         (2,900)   $       (4,150)
                                                 ------------------  ----------------

   Changes in Operating assets and liabilities
       Accrued liabilities                                    400               400

   Contributed professional fees                 $          2,500    $        2,500
                                                 ------------------  ----------------
        Net cash used in operating activities                 -              (1,250)
                                                 ------------------  ----------------
FINANCING ACTIVITIES

   Proceeds from issuance of common stock        $            -      $        2,000
   Proceeds from stockholders' additional
       paid-in capital                                        -               1,250
                                                 ------------------  ----------------
       Net cash provided by financing activities              -               3,250
                                                 ------------------  ----------------
   Net increase in cash                                       -               2,000

   Cash, beginning of period                                2,000               -
                                                 ------------------  ----------------
   Cash, end of period                           $          2,000    $        2,000
                                                 ==================  ================



 The accompanying notes are an integral part of these financial statements

                               FUN WORLD MEDIA
                   (formerly DE YANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                        Notes to Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Fun Media World, Inc. ("the Company"), formerly known as De Yang International Group Ltd., was incorporated under the name of Pinewood Acquisition Corporation under the laws of the State of Delaware on July 19, 2010 and was originally to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 12, 2011, Pinewood Acquisition Corporation entered into an agreement with De Yang Enterprises for the change in control of Pinewood Acquisition Corporation, which resulted in a change of control of Pinewood Acquisition Corporation. On May 25, 2011 the shareholders of Pinewood Acquisition Corporation and Board of Directors unanimously approved the change of Pinewood's name to De
Yang International Group Ltd.

On March 2, 2012, the shareholders of the Company elected new directors and the existing directors resigned and simultaneously the then officers resigned and new officers were appointed, which resulted in the change of ownership of the Company. On March 2, 2012, the shareholders of the Company and the Board of Directors unanimously approved the change of the Company's name to Fun World Media, Inc. and filed such change with the State of Delaware.

The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will not make a decision on any possible business combination until it receives the financial report of such possible target company and management has the opportunity to review and evaluate the report. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue
Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.
The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company selected December 31 as its fiscal year end.

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

                        FUN WORLD MEDIA
            (formerly DE YANG INTERNATIONAL GROUP LTD.)
                  (A Development Stage Company)
                  Notes to Financial Statements

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

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2011 there are no outstanding dilutive securities.

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

The carrying amounts of cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

                               FUN WORLD MEDIA
                   (formerly DE YANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                        Notes to Financial Statements



NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception of the Company on July 19, 2010. Additionally, the Company has deficit accumulated during the development stage of $4,150 at December 31, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

The management of the Company plans to use their personal funds to pay all expenses incurred by the Company in 2012. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

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

                               FUN WORLD MEDIA
                   (formerly DE YANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                        Notes to Financial Statements



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

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08,
"Intangibles-Goodwill and Other (Topic 350): Testing Goodwill
Impairment" which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test. Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We have adopted the provisions of this update at the beginning of our fourth quarter. The adoption of this provision did not have a material impact on our financial statements.

Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve
Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP and International Financial Reporting Standards (IFRS) of Fair
Value Measurement   Topic 820."  ASU 2011-04 is intended to provide a
consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. This adoption of this ASU is not expected to have a material impact on the Company's financial statements and related disclosures.

NOTE 4   STOCKHOLDERS' EQUITY

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

                               FUN WORLD MEDIA
                   (formerly DE YANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                        Notes to Financial Statements


NOTE 5   SUBSEQUENT EVENTS

On March 2, 2012, the shareholders of the Company elected new directors and the existing directors resigned and simultaneously the then officers resigned and new officers were appointed.

On March 2, 2012, Mr. Yanshi (Steven) Chen, the owner of 17,000,000 shares of the Company's common stock and DEP Group (a BVI corporation), the owner of 2,500,000 shares of the Company's common stock, transferred all such shares aggregating 19,500,000 shares of the outstanding 20,000,000 shares (97.5%) of the Company's common stock to Joseph Merhi for an aggregate purchase price of $95,000.

The Company anticipates that it may enter into a business combination with an operating entertainment and hospitality business located in the State of Nevada. No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed. Such entertainment and hospitality business was founded in 2011 by the Chief Executive Officer of the Company and it is in the process of obtaining audited financial statements. The Company will not make a decision on any such possible combination until it receives the financial report of such possible target company and management has the opportunity to review and evaluate the report.

On March 2, 2012, Yanshi (Steven) Chen resigned as the Company's
President and director.

On March 2, 2012, Zhengzhi Ye Chen resigned as the Company's Chief Financial Officer and director.

On March 2, 2012, Chengwen (Vincent) resigned as the Company's Chief Executive Officer and director.

On March 2, 2012, Shengmo (Eric) Chen resigned as the Company's director.

On March 2, 2012, Enping Deng resigned as the Company's director.

On March 2, 2012, Joseph Merhi was elected to the Board of Directors of the Company as Chairman of the Board.

On March 12, 2012, Joseph Merhi was appointed Chief Executive Officer of the Company.

On March 2, 2012 the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Company's name to Fun World Media, Inc. and filed such change with the State of Delaware.

                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FUN WORLD MEDIA, INC.


                         By:   /s/ Joseph Merhi
                                   President (Chief executive officer)
Dated:  March 30, 2012



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Joseph Merhi	     Director		March 30, 2012