Form 10-Q
period 2012-03-31
Fun World Media, Inc.
filed 2012-05-15
CIK 1502659

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2012

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 	00054146


      (Exact Name of Registrant as Specified in its Charter)


                           FUN WORLD MEDIA, INC.
          (Exact Name of Registrant as Sepcified in its Charter)

            Delaware                            27-3566984
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                           1230 Chanruss Place
                     Beverly Hills, California 90210
         (Address of principal executive offices)  (zip code)

                             310-804-3319
       (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                           March 31, 2012

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011   1

Statements of Operations for the Three Months Ended March 31, 2012
and 2011 and for the Period from July 10, 2010 (Inception) to
March 31, 2012 (unaudited)				                2

Statements of Cash Flows for the Three Months Ended March 31, 2012
and 2011 and for the Period from July 20, 2010 (Inception) to
March 31, 2012 (unaudited)						3

Notes to Financial Statements (unaudited)                              	4-7

                         FUN WORLD MEDIA
          (formerly known as DEYANG INTERNATIONAL GROUP LTD.)
                    (A Development Stage Company)
                          BALANCE SHEETS


         ASSETS


                                               March 31,	December 31,
                                                  2012		     2011
                                               ----------       -----------
                                              (Unaudited)
 Current assets

     Cash                                      $     100         $   2,000
                                                ---------         ---------
     TOTAL ASSETS                              $     100         $   2,000
                                                =========	  =========


         LIABILITIES AND STOCKHOLDERS' EQUITY


 Current liabilities

      Due to shareholder                        $  8,380          $      -
      Accrued liabilities                             -                400
                                                ---------         ---------
      Total liabilities                            8,380               400
                                                ---------         ---------


 Stockholders' equity (deficit)

    Preferred stock, $0.0001 par value,
     20,000,000 shares authorized;
     no shares issued and outstanding                 -                 -

     Common stock, $0.0001 par value,
      100,000,000 shares authorized;
      20,000,000 shares issued and
      outstanding as of March 31, 2012
      and December 31, 2011                        2,000             2,000
     Additional paid-in capital                    3,750	     3,750
     Deficit accumulated during the
       development stage                         (14,030)           (4,150)
                                                ---------         ---------
       Total stockholders' equity (deficit)       (8,280)            1,600
                                                ---------         ---------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)           $    100          $  2,000
                                                ========= 	  =========


 The accompanying notes are an integral part of these financial statements.


                              FUN WORLD MEDIA
               (formerly known as DEYANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (unaudited)

                                 The three         The three       For the period from
                                months ended      months ended        July 19, 2010
                                 March 31,         March 31,         (inception) to
                                   2012              2011            March 31, 2012
                               -------------      ------------     -----------------

    Sales			$         -	   $        -       $        -

    Cost of sales			  -		    -                -
                               -------------      ------------     -----------------

        Gross profit			  -		    -                -
                               -------------      ------------     -----------------

    Operating expenses                 9,880                -              14,030
                               -------------      ------------     -----------------
    Net loss                    $     (9,880)      $        -       $     (14,030)
                               ==============     ============     ================

    Loss per share -
       basic and diluted        $    (0.00)        $        -
                               =============      ============

    Weighted average shares -
         basic and diluted       20,000,000         20,000,000
                               -------------      ------------

The accompanying notes are an integral part of these financial statements.

                                  2


                              FUN WORLD MEDIA
               (formerly known as DEYANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                               (unaudited)


                                 The three         The three       For the period from
                                months ended      months ended        July 19, 2010
                                 March 31,         March 31,         (inception) to
                                   2012              2011            March 31, 2012
                               -------------      ------------     -----------------

OPERATING ACTIVITIES

  Net loss                      $    (9,880)       $       -        $      (14,030)

  Changes in operating assets
      and liabilites

      Accrued liabilities              (400)               -                      -
                               -------------      ------------     -----------------
      Net cash used in
      operating activities          (10,280)               -                (14,030)
                               -------------      ------------     -----------------

FINANCING ACTIVITIES

  Proceeds from the issuance of
   common stock                           -                -                  2,000
  Shareholder contribution                -                -                  3,750
  Due to shareholder                  8,380                -                  8,380
                               -------------      ------------     -----------------
     Net cash provided by
     financing activities             8,380                -                 14,130
                                -------------      ------------     -----------------
  Net increase (decrease)
    in cash                          (1,900)               -                    100

  Cash, beginning of period     $     2,000             2,000                     -
                               -------------      ------------     -----------------
  Cash, end of period           $       100        $    2,000       $           100
                               ============       ============     =================



 The accompanying notes are an integral part of these financial statements.

                              FUN WORLD MEDIA
               (formerly known as DEYANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Fun Media World, Inc. ("the Company"), formerly known as De Yang International Group Ltd., was incorporated under the name of Pinewood Acquisition Corporation under the laws of the State of Delaware on July 19, 2010 and was originally to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In May 2011, there was a change of control of Pinewood Acquisition Corporation, and the Company changed its name to De Yang International Group Ltd.

On March 2, 2012, Mr. Yanshi (Steven) Chen, the owner of 17,000,000 shares of the Company 's common stock and DEP Group (a BVI corporation), the owner of 2,500,000 shares of the Company's common stock, transferred all such shares aggregating 19,500,000 shares of the outstanding 20,000,000 shares (97.5%) of the Company's common stock to Joseph Merhi.

On March 2, 2012, the shareholders of the Company elected new directors and the existing directors of the Corporation resigned and simultaneously the then officers of the Company resigned and new officers were appointed.

On March 2, 2012, the shareholders of the Company and the Board of Directors unanimously approved the change of the Company's name to Fun World Media, Inc. and filed such change with the State of Delaware.

The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its shareholders. The Company will not make a decision on any possible business combination until it receives the financial report of such possible target company and management has the opportunity to review and evaluate the report. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange
Act of 1934. The Company selected December 31 as its fiscal year end.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited accompanying financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011
(2011 Form 10-K) as filed with the SEC.

                              FUN WORLD MEDIA
               (formerly known as DEYANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of March 31, 2012 and December 31, 2011.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 212 and December 31, 2011, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2012 and December 31, 2011, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

                              FUN WORLD MEDIA
               (formerly known as DEYANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

   Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

   Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

   Level 3 inputs are unobservable inputs for the asset or liability.
The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Management believes it is not practical to estimate the fair value due to stockholder because the transactions cannot be assumed to have been consummated at arm's length, the termsare not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses and an accumulated deficit of $14,030 since inception of the Company on July 19, 2010 through March 31, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

                              FUN WORLD MEDIA
               (formerly known as DEYANG INTERNATIONAL GROUP LTD.)
                        (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4   STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2012, there are 20,000,000 shares of common stock issued and outstanding and none of preferred stock.

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

NOTE 5   RELATED PARTY TRANSACTIONS

The Company owes $8,380 to one of its shareholders. These funds were used to pay the fee for the audit of the Company's financial statements as of and for the year ended December 31, 2011. This related party payable is non-interest bearing, has no specified repayment date, and is due on demand.

NOTE 6   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued, and identified no events or transactions that required recognition or disclosure.

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

     The Company has sustained operating losses since inception of the Company on July 19, 2010. The Company has a total stockholders' deficit of $8,280.

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

    On March 2, 2012, the Company effected a change in control by the following actions:

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

    With the a change in control in 2012, the Company has new management and the Company anticipates that it may enter into a business combination with an operating entertainment and hospitality business. No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed. Such entertainment and hospitality business was founded in 2011 by the Chief Executive Officer of the Company and it is in the process of obtaining audited financial statements.

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

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, Management's report was not subject to attestation by the Company's registered public accounting firm.

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

(3)   On March 2, 2012, these shares were transferred to Joseph Merhi.

Item 6.  Selected Financial Data.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the security holders during the quarter covered by this Report.

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


				FUN WORLD MEDIA, INC.


                               By:   /s/ Joseph Merhi
                                     President and Chief Financial Officer
Dated:   May 15, 2012