Form 10-Q
period 2012-06-30
Fun World Media, Inc.
filed 2012-08-13
CIK 1502659

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 00054146

FUN WORLD MEDIA, INC.
 (Exact Name of Registrant as Sepcified in its Charter)

Delaware	27-3566984
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Class Outstanding at June 30, 2012 Common Stock, par value $0.0001 20,000,000 Documents incorporated by reference: None

FINANCIAL STATEMENTS

Condensed balance sheets as of June 30, 2012 (unaudited) and December 31, 2011	1

Condensed statements of operations for the three and six months ended June 30, 2012
and 2011 and for the period from July 10, 2010 (Inception) to June 30, 2012 (unaudited)	2

Condensed statements of cash flows for the six months ended June 30, 2012 and 2011
and for the period from July 20, 2010 (Inception) to June 30, 2012 (unaudited)	3

Notes to condensed financial statements (unaudited)	4-7

FUN WORLD MEDIA, INC.

(formerly known as DE YANG INTERNATIONAL GROUP LTD.)

(A Development Stage Company)

CONDENSED BALANCE SHEET

ASSETS	June 30, 2012	December 31, 2011
	(unaudited)
Current Assets
Cash	$ -	$ 2,000

TOTAL ASSETS	$ -	$ 2,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued liabilities	-	400
Total Liabilities	-	400

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional paid-in capital	15,740	3,750
Deficit accumulated during the development stage	(17,740)	(4,150)

Total Stockholders' Equity (Deficit)	-	1,600

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 2,000

The accompanying notes are an integral part of these condensed financial statements.

FUN WORLD MEDIA, INC.

(formerly known as DE YANG INTERNATIONAL GROUP LTD.)

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011	For the period from July 19, 2010 (inception) to June 30, 2012
Revenue	-	-	-	-	-
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses	3,710	-	13,590	-	17,740
Income before tax expense	-	-	-	-	-
Income tax	-	-	-	-	-
Net loss	$ (3,710)	-	$ (13,590)	-	$ (17,740)

Loss per share - basic and diluted	$ (0.00)	-	$ (0.00)	-
Weighted average shares - basic and diluted
	20,000,000	18,928,571	20,000,000	19,461,326

The accompanying notes are an integral part of these condensed financial statements.

FUN WORLD MEDIA, INC.

(formerly known as DE YANG INTERNATIONAL GROUP LTD.)

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011	For the period from July 19, 2010 (inception) to June 30, 2012
OPERATING ACTIVITIES:
Net loss	$ (13,590)	$ -	$ (17,740)
Changes in operating assets and liabilities
Accrued liabilities	(400)	-	-
Net cash used in operating activities	(13,990)	-	(17,740)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	2,000
Stockholder contribution	11,990	-	15,740
Net cash provided by financing activities	11,990	-	17,740

Net increase (decrease) in cash	(2,000)	-	-

Cash, beginning of period	2,000	2,000	-

Cash, end of period	$ -	$ 2,000	$ -

The accompanying notes are an integral part of these condensed financial statements.

FUN WORLD MEDIA
 (formerly known as DEYANG INTERNATIONAL GROUP LTD.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 (unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 2, 2012, the shareholders of the corporation and the board of directors unanimously approved the change of the registrant’s name to Fun World Media, Inc. and filed such change with the State of Delaware.  On March 2, 2012, new officers and directors were appointed and elected and the prior officers and directors resigned, resulting in the change of control of the Company.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2012 and December 31, 2011.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.  As of June 30, 2012 and December 31, 2011, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2012 and December 31, 2011, there are no outstanding dilutive securities.

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

The carrying amounts of financial assets and liabilities, such as cash and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

Management believes it is not practical to estimate the fair value due to stockholder because the transactions cannot be assumed to have been consummated at arm's length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses and an accumulated deficit of $17,740 since inception of the Company on July 19, 2010 through to June 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

These unaudited condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

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

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (topic 210):  Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Entities should provide the disclosures required retrospectively for all comparative periods presented.  We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted.  We are currently evaluating the impact of adopting ASU 2012-02 on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2012, there are 20,000,000 shares of common stock issued and outstanding and none of preferred stock.

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

On March 2, 2012, Mr. Yanshi (Steven) Chen, the owner of 17,000,000 shares of the Company’s common stock, and DEP Group (a BVI corporation), the owner of 2,500,000 shares of the Company's common stock, transferred all such shares aggregating 19,500,000 shares of the outstanding 20,000,000 shares (97.5%) of the Company's common stock to Joseph Merhi for an aggregate purchase price of $95,000.

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

The Company has sustained operating losses since inception of the Company on July 19, 2010. The Company has a total stockholders' deficit of $17,740.

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

A combination will normally take the form of a merger, stock-for- stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

With a change in control in 2012, the Company has new management and the Company anticipates that it may enter into a business combination with an operating entertainment and hospitality business. No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed. Such entertainment and hospitality business was founded in 2011 by the Chief Executive Officer of the Company and it is in the process of obtaining audited financial statements.

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

FUN WORLD MEDIA, INC.

By:   /s/ Joseph Merhi

President and Chief Financial Officer

Dated:   August 10, 2012

EXHIBIT 32

CERTIFICATION PURSUANT TO SECTION 906

Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, the undersigned officer of Fun World Media, Inc. (the "Company"), hereby certify to my knowledge that:

The Report on Form 10-Q for the period ended June 30, 2012 of the Company fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Jopeph Merhi Chief Executive Officer Chief Financial Officer Date: August 10, 2012

EXHIBIT 31

CERTIFICATION PURSUANT TO SECTION 302

I, Joseph Merhi, certify that:

1. I have reviewed this Form 10-Q of Fun World Media, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 10, 2012 /s/ Joseph Merhi Chief Executive Officer and Chief Financial Officer