Form 10-Q
period 2012-09-30
Fun World Media, Inc.
filed 2012-11-14
CIK 1502659

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 00054146

(Exact Name of Registrant as Specified in its Charter)

FUN WORLD MEDIA, INC.
 (Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3566984 (I.R.S. Employer Identification No.)

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

Class	Outstanding at September 30, 2012
Common Stock, par value $0.0001	20,000,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Condensed balance sheets as of September 30, 2012 (unaudited) and December 31, 2011	F-1
Condensed statements of operations for the three and nine months ended September 30, 2012 and 2011 and for the period from July 19, 2010 (Inception) to September 30, 2012 (unaudited)	F-2
Condensed statements of cash flows for the nine months ended September 30, 2012 and 2011 and for the period from July 19, 2010 (Inception) to September 30, 2012 (unaudited)	F-3
Notes to condensed financial statements (unaudited)	F-4-8

FUN WORLD MEDIA, INC.
 (Formerly known as DEYANG INTERNATIONAL GROUP LTD.)

(A Development Stage Company)

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2012	December 31, 2011
	(unaudited)	
Current Assets		
Cash	$ -	$ 2,000
TOTAL ASSETS	$ -	$ 2,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
Current Liabilities		
Accrued liabilities	7,420	400
Total Liabilities	7,420	400
Stockholders' Equity (Deficit)		
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional paid-in capital	12,030	3,750
Deficit accumulated during the development stage	(21,450)	(4,150)
Total Stockholders' Equity (Deficit)	(7,420)	1,600
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 2,000

The accompanying notes are an integral part of these condensed financial statements.

The accompanying notes are an integral part of these condensed financial statements.

FUN WORLD MEDIA, INC.
 (Formerly known as DEYANG INTERNATIONAL GROUP LTD.)

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2012 and December 31, 2011.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.  As of September 30, 2012 and December 31, 2011, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2012 and December 31, 2011, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses and an accumulated deficit of $21,450 since inception of the Company on July 19, 2010 through to September 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

The FASB issued Accounting Standards Update (ASU) No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted.  This ASU will not have a material impact on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2012, there are 20,000,000 shares of common stock issued and outstanding and none of preferred stock.

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

The Company has sustained operating losses since inception of the Company on July 19, 2010. The Company has a total stockholders' deficit of $25,160.

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

Dated:   November 14, 2012

By:   /s/ Joseph Merhi

      President and Chief Financial Officer