Form 10-K
period 2012-12-31
Fun World Media, Inc.
filed 2013-04-11
CIK 1502659

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

                                              April 9, 2013

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

     The Company has sustained operating losses since inception of the Company on July 19, 2010.  The Company has deficit accumulated during the development stage of $25,820 at December 31, 2012.

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

      The management of the Company plans to use their personal funds to pay all expenses incurred by the Company in 2013.  There is no assurance that the Company will ever be profitable.

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

    With a change in control in 2012, subsequent to the period covered by this Report, the Company has new management and the Company anticipates that it may enter into a business combination with an operating entertainment and hospitality business.  No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed.  Such entertainment and hospitality business was founded in 2011 by the Chief Executive Officer of the Company.

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

    In 2011, the Company effected a change in control by the following actions:

    1.  The appointment and election of new officers and directors;

    2.  On May 27, 2011, the redemption of an aggregate of 19,500,000 of 20,000,000 shares of the then outstanding stock at a redemption price of $.0001  per share for an aggregate redemption price of $1,950;

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

     Since inception, the Company has sold securities whichwere not registered as follows:

NUMBER OF
DATE	NAME	SHARES

July 19, 2010	Tiber Creek Corporation (1)	10,000,000 (9,750,000 of which redeemed)
July 19, 2010	MB Americus LLC (2)	10,000,000 (9,750,000 of which redeemed)
June 1, 2011	Yanshi (Steven) Chen	17,000,000 (3)
June 1, 2011	DEP Group	2,500,000 (3)

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

(3)   On March 2, 2012 these shares were acquired by Joseph Merhi.

Item 6.  Selected Financial Data.

     There is no selected financial data required to be filed for a smaller reporting company.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has sustained operating losses since inception of the Company on July 19, 2010.  The Company has deficit accumulated during the development stage of $25,820 at December 31, 2012.

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

      The management of the Company plans to use their personal funds to pay all expenses incurred by the Company in 2013.  There is no assurance that the Company will ever be profitable.

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

2012 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception.

     The Company has sustained operating losses since inception of the Company on July 19, 2010.  The Company has deficit accumulated during the development stage of $25,820 at December 31, 2012.

    Subsequent to the period covered by this Report, the Company effected a change in its control with the redemption of a majority of its outstanding stock, issuance of new stock, resignation of the then officers and directors and election and appointment of new officers and directors.

RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

     Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2012 and 2011 and from inception from July 19, 2010 (inception) to December 31, 2012 are attached hereto.

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

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, current management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012, based on those criteria.  A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Name	Positions and Offices Held
Yanshi (Steven) Chen	Director, President
Zhengzhi Ye Chen	Director, Chief Financial Officer
Chengwen (Vincent) Chen	Director, Chief Executive Officer
Shengmo (Eric) Chen	Director
Enping Deng	Director

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2012, the period covered by this Report, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company.  Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock
Joseph Merhi	19,500,000	97.5%
All Executive Officers and	19,500,000	97.5%
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

Name Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock
Yanshi Chen	17,000,000	85%
Dep Group (a BVI corporation)	2,500,000	12.5%

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

	December 31, 2012	December 31, 2011

	=======	=========
Audit-Related Fees	$ 20,500	$ 11,150

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee.  The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  The Company does not rely on pre- approval policies and procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

There are no financial statement schedules nor exhibits filed herewith.  The exhibits filed in earlier reports and the Company's Form 10 are incorporated herein by reference.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F1
Balance Sheets as of December 31, 2012 and December 31, 2011	F2
Statements of Operations for the Years Ended December 31, 2012 and 2011 and for the Period from July 19, 2010 (Inception) to December 31, 2012	F3
Statements of Changes in Stockholders’ Equity/(Deficit) from July 19, 2010 (Inception) to December 31, 2012	F4
Statements of Cash Flows for the Year Ended December 31, 2012 and 2011 for the Period from July 19, 2010 to December 31, 2012	F5
Notes to Financial Statements	F6-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

Fun World Media, Inc.

We have audited the accompanying balance sheets of Fun World Media, Inc. (the "Company") (a development stage company), formerly known as De Yang International Group Ltd., as of December 31, 2012 and December 31, 2011 and the related statements of operations, changes in stockholders’ equity / (deficit) and cash flows for the years then ended and for the period from July 19, 2010 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from July 19, 2010 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

April 9, 2013

F1

FUN WORLD MEDIA, INC.
(formerly known as DE YANG INTERNATIONAL GROUP LTD.)
(A Development Stage Company)
BALANCE SHEETS

ASSETS	December 31, 2012		December 31, 2011	
Current Assets				
Cash	$	-	$	2,000
TOTAL ASSETS		-		2,000
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)				
Current Liabilities				
Accrued liabilities		10,190		400
Total Liabilities	$	10,190	$	400
Stockholders' Equity/(Deficit)				
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding		-		-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,000,000 shares issued and outstanding		2,000		2,000
Additional paid-in capital		13,630		3,750
Deficit accumulated during the development stage		(25,820)		(4,150)
Total Stockholders' Equity/(Deficit)		(10,190)		1,600
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$	-	$	2,000

The accompanying notes are an integral part of these financial statements

F2

FUN WORLD MEDIA, INC.
(formerly known as DE YANG INTERNATIONAL GROUP LTD.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2012	For the year ended Decemberr 31, 2011	For the period from July 19, 2010 (inception) to December 31, 2012
Revenue	$ -	$ -	$ -
Cost of revenue	-	-	-
Gross profit	-	-	-
Operating expenses	21,670	2,900	25,820
Loss from operations befoe income tax	(21,670)	(2,900)	(25,820)
income tax	-	-	-
Net loss	$ (21,670)	(2,900)	$ (25,820)
Loss per share - basic and diluted	$ -	$ -	
Weighted average shares - basic and diluted	20,000,000	19,732,877

The accompanying notes are an integral part of these financial statements

F3

FUN WORLD MEDIA, INC.

(formerly known as DE YANG INTERNATIONAL GROUP LTD.)

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
Balance, July 19, 2010 (inception)	-	$ -	$ -	$ -	$ -
Shares issued for cash	20,000,000	2,000	-	-	2,000
Expenses paid by stockholders	-	-	1,250	-	1,250
Net loss	-	-	-	(1,250)	(1,250)
Balance, December 31, 2010	20,000,000	$ 2,000	$ 1,250	$ (1,250)	$ 2,000
Stock redemption	(19,500,000)	(1,950)	-	-	(1,950)
Share issued for cash	19,500,000	1,950	-	-	1,950
Expenses paid by stockholders	-	-	2,500	-	2,500
Net loss	-	-	-	(2,900)	(2,900)
Balance, December 31, 2011	20,000,000	$ 2,000	$ 3,750	$ (4,150)	$ 1,600
Additional Paid-in Capital			9,880		9,880
Net Loss	-	-	-	$ (21,670)	(21,670)
Balance, December 31, 2012	20,000,000	$ 2,000	$ 13,630	$ (25,820)	$ (10,190)

The accompanying notes are an integral part of these financial statements

F4

FUN WORLD MEDIA, INC.
(formerly known as DE YANG INTERNATIONAL GROUP LTD.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2012	The year ended December 31, 2011	For the period from July 19, 2010 (inception) to December 31, 2012
OPERATING ACTIVITIES:			
Net loss	$ (21,670)	$ (2,900)	$ (25,820)
Adjustments to reconcile net loss to net cash			
used by operating activities			
Changes in operating assets and liabilities			
Accrued liabilities	9,790	400	10,190
Net cash provided by/(used in) operating activities	(11,880)	2,500	(15,630)
FINANCING ACTIVITIES:			
Proceeds from the issuance of common stock	-	-	2,000
Stockholder contribution	9,880	-	13,630
Net cash provided by financing activities	9,880	-	15,630
Net increase (decrease) in cash	(2,000)	-	-
Cash, beginning of period	2,000	2,000	-
Cash, end of period	$ -	$ 2,000	$ -

The accompanying notes are an integral part of these financial statements

F5

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Fun Media World, Inc. (“the Company”), formerly known as De Yang International Group Ltd., was incorporated under the name of Pinewood Acquisition Corporation under the laws of the State of Delaware on July 19, 2010 and was originally to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 12, 2011, Pinewood Acquisition Corporation entered into an agreement with De Yang Enterprises for the change in control of Pinewood Acquisition Corporation, which resulted in a change of control of Pinewood Acquisition Corporation. On May 25, 2011 the shareholders of Pinewood Acquisition Corporation and Board of Directors unanimously approved the change of Pinewood’s name to De Yang International Group Ltd.

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

F6

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

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2012 and 2011 there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•

Level 1: defined as observable inputs such as quoted prices in active markets;

•

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The carrying amounts of cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception of the Company on July 19, 2010.  Additionally, the Company has deficit accumulated during the development stage of $25,820 at December 31, 2012.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

F7

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of other comprehensive income. Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

F8

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

NOTE 4 – STOCKHOLDERS’ EQUITY/DEFICIT

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

                         FUN WORLD MEDIA, INC.

                         By:   /s/ Joseph Merhi

                                 President and Chief Executive Officer

 (Principal Executive Officer)

Dated:  April 11, 2013

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Joseph Merhi	Director	April 11, 2013

F9