Form 10-Q
period 2013-03-31
Fun World Media, Inc.
filed 2013-05-15
CIK 1502659

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Class	Outstanding at March 31, 2013
Common Stock, par value $0.0001	20,000,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Condensed balance sheets as of March 31, 2013 (unaudited) and December 31, 2012	F-1
Condensed statements of operations for the three months ended March 31, 2013 and 2012 and for the period from July 19, 2010 (Inception) to March 31, 2013 (unaudited)	F-2
Condensed statements of cash flows for the three months ended March 31, 2013 and 2012 and for the period from July 19, 2010 (Inception) to March 31, 2013 (unaudited)	F-3
Notes to condensed financial statements (unaudited)	F-4-8

FUN WORLD MEDIA, INC.
(formerly known as DE YANG INTERNATIONAL GROUP LTD.)
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2013	2012
Current Assets	(unaudited)
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	21,061	10,190
Total Liabilities	21,061	10,190

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional paid-in capital	13,630	13,630
Deficit accumulated during the development stage	(36,691)	(25,820)

Total Stockholders' Deficit	(21,061)	(10,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

FUN WORLD MEDIA, INC.
(formerly known as DE YANG INTERNATIONAL GROUP LTD.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from July 19, 2010 (inception) to March 31, 2013
Revenue	-	-	-
Cost of revenue	-	-	-
Gross profit	-	-	-
Operating expenses	10,871	9,880	36,691
Income before tax expense	(10,871)	(9,880)	(36,691)
income tax	-	-	-
Net loss	$ (10,871)	(9,880)	$ (36,691)

Loss per share - basic and diluted	$ -	-
Weighted average shares - basic and diluted
	20,000,000	20,000,000

FUN WORLD MEDIA, INC.
(formerly known as DE YANG INTERNATIONAL GROUP LTD.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from July 19, 2010 (inception) to March 31, 2013
OPERATING ACTIVITIES:
Net loss	$ (10,871)	$ (9,880)	$ (36,691)
Changes in operating assets and liabilities
Accrued liabilities	10,871	(400)	21,061
Net cash used in operating activities	-	(10,280)	(15,630)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	2,000
Stockholder contribution	-	-	13,630
Due to stockholder	-	8,380
Net cash provided by financing activities	-	8,380	15,630

Net decrease in cash	-	(1,900)	-

Cash, beginning of period	-	2,000	-

Cash, end of period	$ -	$ 100	$ -
	F-3

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited accompanying financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2013 and December 31, 2012.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2013 and December 31, 2012 there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2013 and December 31, 2012 there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses and an accumulated deficit of $36,691 since inception of the Company on July 19, 2010 through to March 31, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the consolidated financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements.

NOTE 4 STOCKHOLDERS' DEFICIT

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

The Company has sustained operating losses since inception of the Company on July 19, 2010. The Company has a total stockholders' deficit of $21,061 as of March 31, 2013.

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

As of March 31, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception.

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

Dated:   May 15, 2013

By:   /s/ Joseph Merhi

      President and Chief Financial Officer