Form 10-Q
period 2013-06-30
LED Lighting Co
filed 2013-08-14
CIK 1502659

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 00054146

LED LIGHTING COMPANY

 (Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3566984 (I.R.S. Employer Identification No.)

4000 Bridgeway, Suite 400

Sausalito, California 94965

(Address of principal executive offices) (zip code)

(877) 823-0653

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at August 9, 2013
Common Stock, par value $0.0001	4,400,000

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, which reflect our views with respect to future events and financial performance.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements.  These forward-looking statements are identified by, among other things, the words "anticipates", "believes", "estimates", "expects", "plans", "projects", "targets" and similar expressions.  Statements in this report concerning the following are forward looking statements:

•

future financial and operating results;

•

our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;

•

the ability of our suppliers to provide products or services in the future of an acceptable quality on a timely and cost-

effective basis;

•

expectations concerning market acceptance of our products;

•

current and future economic and political conditions;

•

overall industry and market trends;

•

management’s goals and plans for future operations; and

•

other assumptions described in this report underlying or relating to any forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  Except to the extent required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Important factors that may cause actual results to differ from those projected include the risk factors specified below.

USE OF DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

•

"we," "us," "our" and "Company" refer to the business of LED Lighting Company;

•

"Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended;

•

"SEC" refers to the United States Securities and Exchange Commission;

•

"Securities Act" refers to the United States Securities Act of 1933, as amended;

•

"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

FINANCIAL STATEMENTS

Condensed balance sheets as of June 30, 2013 (unaudited) and December 31, 2012	4

Condensed statements of operations for the three and six months ended June 30, 2013 and 2012 and for the period from July 19, 2010 (Inception) to June 30, 2013 (unaudited)	5

Condensed statements of changes in stockholders’ equity (deficit) for the period from July 19, 2010 (Inception) to June 30, 2013 (unaudited)	6

Condensed statements of cash flows for the six months ended June 30, 2013 and 2012 and for the period from July 19, 2010 (Inception) to June 30, 2013 (unaudited)	7

Notes to condensed financial statements (unaudited)	8

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Current Assets
Cash held in escrow	$58,183	$-

TOTAL ASSETS	$58,183	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued liabilities	$32,583	$10,190
Total Liabilities	32,583	10,190

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding
	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,400,000 and 20,000,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively

	440	2,000
Additional paid-in capital	345,190	13,630
Deficit accumulated during the development stage	(320,030)	(25,820)

Total Stockholders' Equity (Deficit)	25,600	(10,190)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$58,183	$-

The accompanying notes are an integral part of these condensed financial statements.

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the period from July 19, 2010 (inception) to June 30, 2013
Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses	283,339	3,710	294,210	13,590	320,030
Loss before tax expense	(283,339)	(3,710)	(294,210)	(13,590)	(320,030)
Income tax	-	-	-	-	-
Net loss	$(283,339)	$(3,710)	$(294,210)	$(13,590)	$(320,030)

Loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)
Weighted average shares - basic and diluted	14,342,857	20,000,000	17,155,801	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated	Total
	Common Stock		Additional Paid-in	During the Development	Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance, July 19, 2010 (inception)	-	$-	$-	$-	$-
Shares issued for cash	20,000,000	2,000	-	-	2,000
Expenses paid by stockholders	-	-	1,250	-	1,250
Net loss	-	-	-	(1,250)	(1,250)
Balance, December 31, 2010	20,000,000	$2,000	$1,250	$(1,250)	$2,000
Stock redemption	(19,500,000)	(1,950)	-	-	(1,950)
Shares issued for cash	19,500,000	1,950	-	-	1,950
Expenses paid by stockholders	-	-	2,500	-	2,500
Net loss	-	-	-	(2,900)	(2,900)
Balance, December 31, 2011	20,000,000	$2,000	$3,750	$(4,150)	$1,600
Additional Paid-in Capital	-	-	9,880	-	9,880
Net loss	-	-	-	(21,670)	(21,670)
Balance, December 31, 2012	20,000,000	$2,000	$13,630	$(25,820)	$(10,190)
Shares and warrants issued for cash	2,800,000	280	279,720	-	280,000
Shares issued for services	250,000	25	24,975	-	25,000
Shares issued for debt settlement	250,000	25	24,975	-	25,000
Share cancellation	(18,900,000)	(1,890)	1,890	-	-
Net loss	-	-	-	(294,210)	(294,210)
Balance, June 30, 2013 (unaudited)	4,400,000	$440	$345,190	$(320,030)	$25,600

The accompanying notes are an integral part of these condensed financial statements.

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the period from July 19, 2010 (inception) to June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(294,210)	$(13,590)	$(320,030)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issued for services	25,000	-	-
Common stock issued for debt settlement	25,000
Changes in operating assets and liabilities
Cash held in escrow	(58,183)	-	(58,183)
Accrued liabilities	22,393	(400)	32,583
Net cash used in operating activities	(280,000)	(13,990)	(345,630)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	280,000	-	345,630
Stockholder contribution	-	11,990
Net cash provided by financing activities	280,000	11,990	345,630

Net decrease in cash	-	(2,000)	-

Cash, beginning of period	-	2,000	-

Cash, end of period	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

LED LIGHTING COMPANY

(formerly known as FUN WORLD MEDIA, INC.)

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

LED LIGHTING COMPANY ("the Company"), formerly known as Fun Media World, Inc., was incorporated under the name of Pinewood Acquisition Corporation under the laws of the State of Delaware on July 19, 2010 and was originally formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On May 28, 2013, the Company’s board of directors and stockholders approved an amendment to the Company’s Certificate of Formation to change its corporate name to “LED Lighting Company,” and the amendment was filed with the Secretary of State of the State of Delaware on May 30, 2013. On May 28, 2013, new officers and directors were appointed and elected and the prior officers and directors resigned, resulting in the change of control of the Company.

The LED Lighting Company plans to supply LED (light-emitting diode) light bulbs and light fixtures to the commercial, industrial and consumer/retail markets. All of our products are tested and listed by UL Underwriters Laboratories (UL) or Electrical Testing Laboratories (ETL). Additionally, all products to be supplied will be tested and in compliance with industry standards such as those set up by Energy Star, and the Illuminating Engineering Society of North America (IESNA).  We have established a list of quality suppliers on a global basis that make our products to our own specifications.

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited accompanying condensed financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2013 and December 31, 2012.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2013 and December 31, 2012 there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2013 and December 31, 2012 there are no outstanding dilutive securities.

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

The carrying amounts of financial assets and liabilities, such as cash, due from related party and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses and an accumulated deficit of $320,030 since inception of the Company on July 19, 2010 through June 30, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

The management of the Company plans to use their personal funds or seek equity or debt financing to pay all expenses incurred by the Company in 2013. There is no assurance that the Company will ever be profitable. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our (consolidated) financial statements.

NOTE 4 CASH HELD IN ESCROW

As of June 30, 2013 and this date, the Company does not have a corporate cash account. In order to execute the May 28, 2013 common stock offering and facilitate the Company’s operations, the Company’s Chief Executive Officer utilized his own bank account to facilitate receiving the proceeds from the offering and disbursing funds for the use of proceeds on behalf of the Company. Gross offering proceeds of $280,000 and disbursements of $221,817 resulted in a net amount of $58,183; which is reflected as “Cash held in escrow” in the Company’s condensed balance sheet as of June 30, 2013.

NOTE 5 STOCKHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2013, there are 4,400,000 shares of common stock issued and outstanding and none of preferred stock.

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

On May 28, 2013, the Company entered into a Share Cancellation Agreement with the then 3 existing stockholders of the Company pursuant to which the stockholders agreed to collectively cancel 18,900,000 of their issued and outstanding shares resulting in 1,100,000 shares issued and outstanding among the 3 stockholders. One of the 3 existing stockholders is Joseph Merhi, who is also a director of the Company.

Effective May 28, 2013, the Company entered into subscription agreements with 11 accredited investors pursuant to which the Company agreed to issue a total of 2,800,000 shares of common stock at $.10 per share, and three-year warrants to purchase up to 2,800,000 shares of common stock at $1.00 per share, in exchange for cash proceeds totaling $280,000. On May 28, 2013, the Company entered into subscription agreement with its outside legal counsel pursuant to which the Company agreed to issue a total of 250,000 shares of common stock at $.10 per share, and three-year warrants to purchase up to 250,000 shares of common stock at $1.00 per share, to settle service expenses amounted to $25,000. The Company also entered subscription agreement with an accredited investor pursuant to which the Company issued a total of 250,000 shares of common stock at $.10 per share, and three-year warrants to purchase up to 250,000 shares of common stock at $1.00 per share, to settle expenses that investor paid on behalf of the Company.

NOTE 6 STOCK BASED COMPENSATION

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded in operating expenses in the statement of operations.

Stock Options

On May 28, 2013, the Company’s board of directors and stockholders approved the adoption of the LED Lighting Company 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan is intended to aid the Company in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants of the Company and its affiliates are eligible to participate under the 2013 Plan.  A total of 1,500,000 shares of common stock have been reserved for awards under the 2013 Plan. There were no stock options issued or outstanding as of June 30, 2013 and December 31, 2012.

Warrants

On May 28, 2013 and in connection with the subscription agreement mentioned above, the Company issued three-year warrants to purchase up to 3,300,000 shares of common stock at an exercise price of $1.00 per share.

Since the warrants were issued in connection with a private placement and sale of Company’s common stock, there were no accounting impacts related to the issuance of warrants on the accompanying condensed financial statements.  Additionally, the associated warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.14%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 103%, and an expected life of 1 year.  As mentioned above, the aggregate fair value was $4,406 for the six months ended June 30, 2013.

Effective June 1, 2013, the Company entered into a Consulting Agreement with Mark Wolff pursuant to which the Company has agreed to issue Mr. Wolff a Warrant to purchase up to 500,000 shares of Company common stock at an exercise price of $1.00 per share, vesting in 12 monthly increments starting on July 1, 2013 and terminating in 3 years. These warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.14%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 103%, and an expected life of 1 year.  The warrants have an aggregate fair value of $668 which will be recorded as compensation expense over the vesting period.

A summary of warrant activity is as follows:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value
Outstanding at December 31, 2012	−	$ −	−	$	−
Granted	3,800,000	1.00	2.92		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at June 30, 2013	3,800,000	$1.00	2.92	$	−
Exercisable at June 30, 2013	3,300,000	$1.00	2.92	$	−

NOTE 7 COMMITMENTS

On May 28, 2013, the Company entered into a Consulting Agreement with George Mainas pursuant to which the Company agreed to pay $140,000 in exchange for certain consulting services to the Company for the period of one year. The related compensation expense was included in operating expenses in the accompanying condensed financial statements for the six months ended June 30, 2013.

Effective June 1, 2013, the Company entered into a Consulting Agreement with Mark Wolff pursuant to which he has agreed to be engaged as the Vice President of Sales and Marketing of the Company.  The agreement is for a period of one (1) year, subject to any earlier termination.  The compensation payable to Mr. Wolff under the agreement is $20,833 per month and is recorded over the life of the consulting agreement. Effective as of July 24, 2013, the Consulting Agreement dated June 1, 2013 between the Company and Mr. Wolff was terminated.  Mr. Wolff continues to work with the Company to sell LED lighting products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes which form an integral part of the financial statements which are attached hereto. The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

LED Lighting Company (formerly Fun World Media, Inc.) ("LED Company" or the "Company") was incorporated as Pinewood Acquisition Corporation ("Pinewood") on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 24, 2011, the Company amended its certificate of incorporation to change its name to De Yang International Group Ltd. and on March 2, 2012, the Company amended its certificate of incorporation to change its name to Fun World Media, Inc. On May 30, 2013, the Company amended its certificate of incorporation to change its name to LED Lighting Company.

On October 7, 2010, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

Overview of Business and Results of Operations

The LED Lighting Company plans to supply LED light bulbs and light fixtures to the commercial, industrial and consumer/retail markets. All of our products are tested and listed by UL Underwriters Laboratories (UL) or Electrical Testing Laboratories (ETL). Additionally, all products to be supplied will be tested and in compliance with industry standards such as those set up by Energy Star, and the Illuminating Engineering Society of North America (IESNA).  We have established a list of quality suppliers on a global basis that make our products to our own specifications.

The Company had no revenues through the six months ending June 30, 2013.  The Company has sustained operating losses since inception of the Company on July 19, 2010. The Company had a net loss of ($294, 210) through the six months ending June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had a working capital deficit of $25,600.  For the six months ended June 30, 2013, net cash used from operations was $280,000.

To date, we have financed our operations through funding by our stockholders and the issuance of common stock and securities convertible into common stock.  We will need to secure additional financing to reach profitability.  However, we cannot provide any assurances that we will be able to raise additional funds to meet our cash needs or that we can achieve profitability. The failure to secure any financing will severely curtail our plans for future growth or in more severe scenarios the continued operations of our Company.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through December 31, 2012.

Company Developments During The Quarter

On May 28, 2013, the Company’s board of directors and stockholders approved an amendment to the Company’s Certificate of Formation to change its corporate name to “LED Lighting Company”, and the amendment was filed with the Secretary of State of the State of Delaware on May 30, 2013.  The summary of the amendment is qualified in its entirety by reference to the amendment which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013.

Effective May 28, 2013, the Company’s principal place of business has changed to 4000 Bridgeway, Suite 400, Sausalito, California 94965.

On May 28, 2013, the Company entered into a Share Cancellation Agreement with the then 3 existing stockholders of the Company pursuant to which the stockholders agreed to collectively cancel 18,900,000 of their issued and outstanding shares resulting in 1,100,000 shares issued and outstanding among the 3 stockholders.  One of the 3 existing stockholders is Joseph Merhi, who is also a director of the Company.  The summary of the Share Cancellation Agreement is qualified in its entirety by reference to the Share Cancellation Agreement which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013.

Effective May 28, 2013, the Company entered into subscription agreements with 11 accredited investors pursuant to which the Company agreed to issue a total of 2,800,000 shares of common stock at $.10 per share, and three-year warrants to purchase up to 2,800,000 shares of common stock at $1.00 per share, in exchange for cash proceeds and in-kind payments totaling $280,000. The summary of the subscription agreement is qualified in its entirety by reference to the form of subscription agreement which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013.

On May 28, 2013, Joseph Merhi resigned all of his officer positions with the Company.  Mr. Merhi remains on the Board of Directors of the Company.  On May 28, 2013, the Company appointed Kevin Kearney as a director of the Company, and appointed Mr. Kearney as the Chief Executive Officer, Chief Financial Officer, President and Secretary of the Company.

On May 28, 2013, the Company’s board of directors and stockholders approved the adoption of the LED Lighting Company 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan is intended to aid the Company in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants of the Company and its affiliates are eligible to participate under the 2013 Plan.  A total of 1,500,000 shares of common stock have been reserved for awards under the 2013 Plan.  The summary of the 2013 Plan described above is qualified in its entirety by reference to the 2013 Plan which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013.

Effective June 1, 2013, the Company entered into a Consulting Agreement with Mark Wolff pursuant to which he has agreed to be engaged as the Vice President of Sales and Marketing of the Company.  The agreement is for a period of one (1) year, subject to any earlier termination.  The compensation payable to Mr. Wolff under the agreement is $20,833 per month.  The Company also agreed to issue Mr. Wolff a Warrant to purchase up to 500,000 shares of Company common stock at an exercise price of $1.00 per share, vesting in 12 monthly increments and terminating in 3 years. The summary of the Consulting Agreement and form of Warrant is qualified in its entirety by reference to the agreements which are filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013.  Effective as of July 24, 2013, the Consulting Agreement with Mr. Wolff was terminated.  Mr. Wolff continues to work with the Company to sell LED lighting products.

On June 5, 2013, the Company entered into a Non-Exclusive Distributor Agreement with Polybrite International, Inc. (“Polybrite”) pursuant to which the Company was appointed as a non-exclusive distributor of Polybrite’s LED products. The agreement provides that the Company may purchase Polybrite’s LED products on most favored nation’s terms.  The term of the agreement is for five years, subject to any early termination.  The summary of the Distributor Agreement is qualified in its entirety by reference to the Distributor Agreement which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2013.

On June 5, 2013, the Company entered into a Sales Representative Agreement with Polybrite pursuant to which the Company was appointed as a non-exclusive sales representative of Polybrite’s LED products. The agreement provides that the Company may make introductions, solicit sales, and make referrals for purchases of Polybrite’s LED products and receive commission compensation upon the completion of such sales.  The term of the agreement is for eight years, subject to either party’s right to terminate earlier.  The summary of the Sales Representative Agreement is qualified in its entirety by reference to the Sales Representative Agreement which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2013.

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

ITEM 1A.

RISK FACTORS

The “Risk Factors” contained in “ITEM 5.06 CHANGE IN SHELL COMPANY STATUS/Form 10/Item 1A.  Risk Factors” in our Current Report on Form 8-K filed with the SEC on June 4, 2013 (the “Super 8-K) are hereby incorporated by reference herein. Readers are encouraged to read the Super 8-K including those risk factors.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, other than previously reported in Reports on Form 8-K.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 2013, the Company’s stockholders approved by unanimous written consent (i) the adoption of the LED Lighting Company 2013 Equity Incentive Plan (the “2013 Plan”); and (ii) an amendment to the Company’s certificate of incorporation to change the name of the Company to “LED Lighting Company”.    All of the then 20,000,000 shares outstanding voted in favor of the actions.

The 2013 Plan is intended to aid the Company in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants of the Company and its affiliates are eligible to participate under the 2013 Plan.  A total of 1,500,000 shares of common stock have been reserved for awards under the 2013 Plan.  The summary of the 2013 Plan described above is qualified in its entirety by reference to the 2013 Plan which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013.

ITEM 5.

OTHER INFORMATION

Effective as of July 24, 2013, the Consulting Agreement dated June 1, 2013 between the Company and Mr. Wolff was terminated. Mr. Wolff continues to work with the Company to sell LED lighting products.

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

LED LIGHTING COMPANY

Dated:   August 14, 2013

By: /s/ Kevin Kearney

President and Chief Financial Officer