Form 10-Q
period 2013-09-30
LED Lighting Co
filed 2013-11-19
CIK 1502659

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 00054146

LED LIGHTING COMPANY

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3566984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at November 9, 2013
Common Stock, par value $0.0001	5,900,000

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

•

"SEC" refers to the United States Securities and Exchange Commission;

•

"Securities Act" refers to the United States Securities Act of 1933, as amended;

•

"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

FINANCIAL STATEMENTS

Condensed balance sheets as of September 30, 2013 (unaudited) and December 31, 2012	4
Condensed statements of operations (unaudited) for the three and nine months ended September 30, 2013 and 2012 and for the period from July 19, 2010 (Inception) to September 30, 2013	5
Condensed statement of changes in stockholders’ deficit (unaudited) for the period from July 19, 2010 (Inception) to September 30, 2013	6
Condensed statements of cash flows (unaudited) for the nine months ended September 30, 2013 and 2012 and for the period from July 19, 2010 (Inception) to September 30, 2013	7
Notes to condensed financial statements (unaudited)	8

LED LIGHTING COMPANY (formerly known as FUN WORLD MEDIA, INC.) (A Development Stage Company) CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Current Assets
Cash held in escrow	$22,411	$-

TOTAL ASSETS	$22,411	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	116,811	10,190
Total Liabilities	116,811	10,190

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,400,000 and 20,000,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	440	2,000
Additional paid-in capital	345,357	13,630
Deficit accumulated during the development stage	(440,197)	(25,820)

Total Stockholders' Deficit	(94,400)	(10,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,411	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	For the period from July 19, 2010 (inception) to September 30, 2013
Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses	120,167	3,710	414,377	17,300	440,197
Loss before tax expense	(120,167)	(3,710)	(414,377)	(17,300)	(440,197)
Provision for income tax	-	-	-	-	-
Net loss	$(120,167)	$(3,710)	$(414,377)	$(17,300)	$(440,197)

Loss per share - basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.00)
Weighted average shares - basic and diluted
	4,400,000	20,000,000	12,857,143	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
	Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Deficit
Balance, July 19, 2010 (inception)	-	$-	$-	$-	$-
Shares issued for cash	20,000,000	2,000	-	-	2,000
Expenses paid by stockholders	-	-	1,250	-	1,250
Net loss	-	-	-	(1,250)	(1,250)
Balance, December 31, 2010	20,000,000	$2,000	$1,250	$(1,250)	$2,000
Stock redemption	(19,500,000)	(1,950)	-	-	(1,950)
Shares issued for cash	19,500,000	1,950	-	-	1,950
Expenses paid by stockholders	-	-	2,500	-	2,500
Net loss	-	-	-	(2,900)	(2,900)
Balance, December 31, 2011	20,000,000	$2,000	$3,750	$(4,150)	$1,600
Additional Paid-in Capital	-	-	9,880	-	9,880
Net loss	-	-	-	(21,670)	(21,670)
Balance, December 31, 2012	20,000,000	$2,000	$13,630	$(25,820)	$(10,190)
Shares issued for cash	2,800,000	280	279,720	-	280,000
Shares issued for services	250,000	25	24,975	-	25,000
Shares issued for debt settlement	250,000	25	24,975	-	25,000
Share Cancellation	(18,900,000)	(1,890)	1,890	-	-
Stock based compensation	-	-	167	-	167
Net loss	-	-	-	(414,377)	(414,377)
Balance, September 30, 2013 (unaudited)	4,400,000	$440	$345,357	$(440,197)	$(94,400)

The accompanying notes are an integral part of these unaudited condensed financial statements

LED LIGHTING COMPANY (formerly known as FUN WORLD MEDIA, INC.) (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	For the period from July 19, 2010 (inception) to September 30, 2013
OPERATING ACTIVITIES:
Net loss	$(414,377)	$(17,300)	$(440,197)
Adjustments to reconcile net loss to net cash
used by operating activities
Common stock issued for services	25,000	-	25,000
Common stock issued for debt settlement	25,000	-	25,000
Stock based compensation	167	-	167
Changes in operating assets and liabilities
Cash held in escrow	(22,411)	-	(22,411)
Accrued liabilities	106,621	7,020	116,811
Net cash used in operating activities	(280,000)	(10,280)	(295,630)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	280,000	-	280,000
Stockholder contribution	-	8,280	15,630
Net cash provided by financing activities	280,000	8,280	295,630

Net decrease in cash	-	(2,000)	-

Cash, beginning of period	-	2,000	-

Cash, end of period	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited accompanying financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) as filed with the SEC.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ASC 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 19, 2010.  Since inception, the Company has incurred an operating loss of $440,197. The Company’s working capital has been generated through the sales of common stock and officer loans.  Management has provided financial data since July 19, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2013 and December 31, 2012.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2013 and December 31, 2012 there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2013 and December 31, 2012 there were no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses and an accumulated deficit of $440,197 since inception of the Company on July 19, 2010 through September 30, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4 CASH HELD IN ESCROW

As of September 30, 2013, the Company did not have a corporate cash account. In order to execute the May 28, 2013 common stock offering and facilitate the Company’s operations, the Company’s Chief Executive Officer utilized his own bank account to facilitate receiving the proceeds from the offering and disbursing funds for the use of proceeds on behalf of the Company. Gross offering proceeds of $280,000 and disbursements of $257,589 resulted in a net amount of $22,411; which is reflected as “Cash held in escrow” in the accompanying condensed balance sheet as of September 30, 2013.

NOTE 5 STOCKHOLDERS' DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2013, there are 4,400,000 shares of common stock issued and outstanding and none of preferred stock.

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

Effective May 28, 2013, the Company entered into subscription agreements with 11 accredited investors pursuant to which the Company agreed to issue a total of 2,800,000 shares of common stock at $.10 per share, and three-year warrants to purchase up to 2,800,000 shares of common stock at $1.00 per share, in exchange for cash proceeds totaling $280,000. On May 28, 2013, the Company entered into subscription agreement with its outside legal counsel pursuant to which the Company agreed to issue a total of 250,000 shares of common stock at $.10 per share, and three-year warrants to purchase up to 250,000 shares of common stock at $1.00 per share, to settle legal service expenses amounted to $25,000. The Company also entered subscription agreement with an accredited investor pursuant to which the Company issued a total of 250,000 shares of common stock at $.10 per share, and three-year warrants to purchase up to 250,000 shares of common stock at $1.00 per share, to settle expenses that investor paid on behalf of the Company.

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

Stock Options

On May 28, 2013, the Company’s board of directors and stockholders approved the adoption of the LED Lighting Company 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan is intended to aid the Company in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants of the Company and its affiliates are eligible to participate under the 2013 Plan.  A total of 1,500,000 shares of common stock have been reserved for awards under the 2013 Plan. There were no stock options issued or outstanding as of September 30, 2013 and December 31, 2012.

Warrants

On May 28, 2013 and in connection with the subscription agreement mentioned above, the Company issued three-year warrants to purchase up to 3,330,000 shares of common stock at an exercise price of $1.00 per share.

Since the warrants were issued in connection with a private placement and sale of Company’s common stock, there were no accounting impact related to the issuance of warrants on the accompanying financial statements  Additionally, the associated warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.14%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 103%, and an expected life of 1 year.  The aggregate fair value of the warrants is $4,406.

Effective June 1, 2013, the Company entered into a Consulting Agreement with Mark Wolff pursuant to which the Company has agreed to issue Mr. Wolff a Warrant to purchase up to 500,000 shares of Company common stock at an exercise price of $1.00 per share, vesting in 12 monthly increments starting on July 1, 2013 and terminating in 3 years. These warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.14%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 103%, and an expected life of 1 year.  The warrants have an aggregate fair value of $668. The Company recorded stock based compensation of $167 during the quarter ended September 30, 2013 related to these warrants.

A summary of warrant activity is as follows:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2012	−	$ −	−	$	−
Granted	3,800,000	1.00	2.67		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at September 30, 2013	3,800,000	$1.00	2.67	$	−
Exercisable at September 30, 2013	3,425,000	$1.00	2.67	$	−

NOTE 7 COMMITMENTS

On May 28, 2013, the Company entered into a Consulting Agreement with George Mainas pursuant to which the Company agreed to pay $140,000 in exchange for certain consulting services to the Company. The related compensation expense was included in operating expenses in the accompanying condensed financial statements for the nine months ended September 30, 2013.

Effective June 1, 2013, the Company entered into a Consulting Agreement with Mark Wolff pursuant to which he has agreed to be engaged as the Vice President of Sales and Marketing of the Company.  The agreement is for a period of one (1) year, subject to any earlier termination.  The compensation payable to Mr. Wolff under the agreement is $20,833 per month.

NOTE 8 SUBSEQUENT EVENTS

Effective as of October 12, 2013, the Company entered into an Agreement and amendment (the “Agreement”) with Goeken Group Corp. and its wholly-owned subsidiary, PolyBrite, pursuant to which the Company and PolyBrite agreed to work together to secure funding for PolyBrite, retain the management consulting services of the Catalyst Acquisition Group LLC, and complete a transaction in which PolyBrite will become a publicly traded company through an acquisition with the Company.  The Company and PolyBrite anticipate the completion of the acquisition transaction will occur on or before March 31, 2014.  However, the completion of the transactions described in the Agreement are subject to numerous conditions, many of which are outside of the control of the Company, and the Company cannot provide any assurances that the acquisition transaction will be completed on or before March 31, 2014, or at all.  PolyBrite is an innovative global lighting technology company that develops state of the art LED lighting systems. PolyBrite’s proprietary technology is intended to bring the energy, environmental and economic advantages of LED technology to the marketplace.  PolyBrite engineers and manufactures solid-state lighting products, creating lamps and lighting systems under its Borealis Lighting brand, lighted/safety pet products under PolyBrite Lighted Pet Products brand and industrial/commercial safety products under PolyBrite Lighted Safety Products brand.  Additional information regarding PolyBrite may be found on their company website at www.polybrite.com.

Effective October 17, 2013, LED Lighting Company entered into an Employment Agreement with Kevin Kearney, its Chief Executive Officer, Chief Financial Officer, President and Secretary.  The Employment Agreement provides for a term of one year; annual compensation of $120,000.

Effective October 17, 2013, the Company entered into an amendment to its Consulting Agreement with George Mainas providing for additional consulting services from George Mainas in consideration for a monthly consulting fee of $10,000.

Effective October 17, 2013, the Company issued 500,000 shares of Company common stock to each of Kevin Kearney, George Mainas and Steven J. Davis, the Company’s legal counsel, in consideration for services provided to the Company without payment of cash compensation, and for their efforts in negotiating and securing the agreement with Goeken Group Corp. and PolyBrite International, Inc.  The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of recipients; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individuals and the Company; and (f) the recipients of the shares were all accredited investors.

Effective October 17, 2013, the Company issued 100,000 options to purchase Common Stock under its 2013 Equity Incentive Plan to each of three consultants in consideration for services provided to the Company.  The options have an exercise price of $1.00 per share and may be exercised for a period of two years from the date of issuance.  The issuance of the options were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of recipients; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individuals and the Company; and (f) the recipients of the options were all accredited investors.

Effective November 7, 2013, the Company entered into two Secured Convertible Promissory Notes with two investors in the aggregate amount of $15,000.  The notes accrue interest at 10% per annum and are due and payable in one year.  The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share, and receive an equal number of warrants to purchase shares of Company common stock at a $1.00 exercise price for a term of 3 years, with cashless exercise.

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

Overview of Business and Results of Operations

The LED Lighting Company plans to supply LED light bulbs and light fixtures to the commercial, industrial and consumer/retail markets.  To that end, the Company has entered into a Non-Exclusive Distributor Agreement and Sales Representative Agreement with Polybrite International, Inc. (“Polybrite”) to distribute and sell their products.  All of their products are tested and listed by UL Underwriters Laboratories (UL) or Electrical Testing Laboratories (ETL). Additionally, all products to be supplied will be tested and in compliance with industry standards such as those set up by Energy Star, and the Illuminating Engineering Society of North America (IESNA).

The Company had no revenues through the nine months ending September 30, 2013.  The Company has sustained operating losses since inception of the Company on July 19, 2010. The Company had a net loss of ($414,377) through the nine months ending September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had cash in escrow of $22,411 and a working capital deficit of $94,400.  For the nine months ended September 30, 2013, net cash used in operations was $280,000.

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

Recent Company Developments

Effective as of October 12, 2013, the Company entered into an Agreement and amendment (the “Agreement”) with Goeken Group Corp. and its wholly-owned subsidiary, PolyBrite, pursuant to which the Company and PolyBrite agreed to work together to secure funding for PolyBrite, retain the management consulting services of the Catalyst Acquisition Group LLC, and complete a transaction in which PolyBrite will become a publicly traded company through an acquisition with the Company.  The Company and PolyBrite anticipate the completion of the acquisition transaction will occur on or before March 31, 2014.  However, the completion of the transactions described in the Agreement are subject to numerous conditions, many of which are outside of the control of the Company, and the Company cannot provide any assurances that the acquisition transaction will be completed on or before March 31, 2014, or at all.  PolyBrite is an innovative global lighting technology company that develops state of the art LED lighting systems. PolyBrite’s proprietary technology is intended to bring the energy, environmental and economic advantages of LED technology to the marketplace.  PolyBrite engineers and manufactures solid-state lighting products, creating lamps and lighting systems under its Borealis Lighting brand, lighted/safety pet products under PolyBrite Lighted Pet Products brand and industrial/commercial safety products under PolyBrite Lighted Safety Products brand.  Additional information regarding PolyBrite may be found on their company website at www.polybrite.com.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

Effective November 7, 2013, the Company entered into two Secured Convertible Promissory Notes with two investors in the aggregate amount of $15,000.  The notes accrue interest at 10% per annum and are due and payable in one year.  The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $.10 per share, and receive an equal number of warrants to purchase shares of Company common stock at a $1.00 exercise price for a term of 3 years, with cashless exercise.  The notes are secured by the assets of the Company.

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

Dated:   November 19, 2013

By:  /s/ Kevin Kearney

President and Chief Financial Officer