Form 10-K
period 2013-12-31
LED Lighting Co
filed 2014-03-28
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-54146

LED LIGHTING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	46-3457679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

737 Southport Blvd., Ste E, Petaluma, California	94954
(Address of principal executive offices)	(Zip Code)

(415) 526-3191

Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $0

As of March 24, 2014, there were 6,900,000 shares of the registrant's common stock outstanding.  The common stock is the registrant's only class of stock currently outstanding.

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

•

the ability of our suppliers to provide products or services in the future of an acceptable quality on a timely and cost-effective basis;

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

PART I

ITEM 1.  BUSINESS

The Company supplies LED light bulbs and light fixtures to the commercial, industrial and consumer/retail markets. All of our products are tested and listed by UL Underwriters Laboratories (UL) or Electrical Testing Laboratories (ETL). Additionally, all products supplied are tested and in compliance with industry standards such as those set up by Energy Star, and the Illuminating Engineering Society of North America (IESNA).

The Company has entered into a Non-Exclusive Distributor Agreement with Polybrite International, Inc. (“Polybrite”) pursuant to which the Company is a non-exclusive distributor of Polybrite’s LED products. The agreement provides that the Company may purchase Polybrite’s LED products on most favored nation’s terms.  The term of the agreement is for five years, subject to any early termination.  The Company has also entered into a Sales Representative Agreement with Polybrite pursuant to which the Company was appointed as a non-exclusive sales representative of Polybrite’s LED products. The agreement provides that the Company may make introductions, solicit sales, and make referrals for purchases of Polybrite’s LED products and receive commission compensation upon the completion of such sales.  The term of the agreement is for eight years, subject to either party’s right to terminate earlier.  PolyBrite is an innovative global lighting technology company that develops state of the art LED lighting systems. PolyBrite’s proprietary technology is intended to bring the energy, environmental and economic advantages of LED technology to the marketplace.  PolyBrite engineers and manufactures solid-state lighting products, creating lamps and lighting systems under its Borealis Lighting brand, lighted/safety pet products under PolyBrite Lighted Pet Products brand and industrial/commercial safety products under PolyBrite Lighted Safety Products brand.  Additional information regarding PolyBrite may be found on their company website at www.polybrite.com.  The summary of the Sales Representative Agreement and Distributor Agreement is qualified in its entirety by reference to the Sales Representative Agreement which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2013.

On October 12, 2013, the Company entered into an Agreement and amendment (the “Agreement”) with Goeken Group Corp. and its wholly-owned subsidiary, PolyBrite International, Inc. (“PolyBrite”) pursuant to which the Company and PolyBrite agreed to work together to secure funding for PolyBrite, retain the management consulting services, and complete a transaction in which PolyBrite will become a publicly traded company through an acquisition with the Company.  The Company and PolyBrite initially anticipated the completion of the acquisition transaction would occur on or before March 31, 2014.  However, the completion of the transactions described in the Agreement will not occur by March 31, 2014.  The completion of the transactions described in the Agreement are subject to numerous conditions, many of which are outside of the control of the Company, and the Company cannot provide any assurances as to when the transactions may be completed, if at all.

The Industry and Overall Market

LED lamps and fixtures are more efficient than traditional sources of illumination. Their useful life is significantly longer as well and they use anywhere from 85 to 90% less energy than traditional lighting sources such as incandescent, halogen, and metal halide.

LED products are solid-state and dimmable which makes them ideal for commercial applications.  LED bulbs lasting longer and are more energy efficient than traditional bulbs and they also operate at lower temperatures than conventional lighting products. This combination of attributes along with low operating costs, delivers a significant savings as well as strong ROI’s (returns on investments) to customers that choose to use them.  The market is growing rapidly due to the technological advances, improvement in pricing and growing acceptance in the commercial, industrial and residential markets.

Our main sales efforts are to sell the electrical distribution trade and to commercial enterprises. We also intend to make sales presentations to federal, state and local government agencies for the purchase of LED lighting products.

Product Offering

Our product offering includes the following:

•

Street Lighting

•

Parking Lot Lighting

•

Warehouse Lighting (High Bays)

•

Light Bulbs (A 19 Series)

•

Chandelier Bulbs

•

Flood and Spot Lights

•

Accent Lights

•

LED Tubes (replaces fluorescent bulbs)

•

Panel Lighting

History

The LED Lighting Company is a Delaware corporation which was incorporated in July 19, 2010. Prior to June 1, 2013, it as a non-operational shell company named “Fun World Media, Inc.”   On June 1, 2013, the Company commenced operations under its current business plan of selling and distributing LED lighting bulbs and fixtures.

Production and Logistics

The production and shipping of the products sold by the Company are arranged by the manufacturer from whom the Company purchases the LED products.  To date, the LED products sold by the Company have been purchased from Polybrite who has arranged all manufacturing and shipping of the products.

Competition

We face competition from companies such as GE, Phillips, Cree and Revolution Lighting. These companies have significant capital resources, distribution channels and entrenched customer accounts.

Our Employees

We have one full time contracted position and one part-time contracted position as of the date of this Annual Report.

Backlog

We do not have any order backlog as of the date of this Annual Report.

Seasonality

We do not expect that our business will experience significant seasonality.

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC are available on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The address of that site is www.sec.gov.  In addition the SEC maintains a Public Reference Room where you can obtain these materials, which is located at 100 F Street, N.E., Washington, D.C. 20549. To obtain more information on the operation of the Public Reference Room call the SEC at 1-800-SEC-0330.

ITEM 1A.

RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before making an investment decision.  If any of the following risks actually occurs, our business, financial condition or results of operations could suffer.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should read the section entitled "Special Notes Regarding Forward-Looking Statements" for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this report.

Risks Related To Our Business

We have a very limited operating history.  Prior to June 1, 2013, our Company was a “shell” company with no or nominal operations.  The Company recently became funded and commenced operations.  The Company does not currently have significant operating revenues and has a very limited operating history.  Because the Company has a limited operating history, we do not have any historical financial data upon which to base planned operations.  Our historical financial information is not a reliable indicator of future performance or prospects.

The segments of the LED industry in which we operate are highly competitive and increased competition could reduce our sales and profitability. We compete in different markets within the LED lighting industry on the basis of the quality of our products, customer service, price and distribution.  All of our markets are highly competitive.  Our competitors vary in size and many have greater financial and marketing resources than we do.  While we believe that our Company offers unique advantages, if we cannot maintain quality and pricing that are comparable to other LED products and other lighting products we may not be able to develop, or may lose, market share.

Our business and financial performance may be adversely affected by downturns in the target markets that we serve or reduced demand for the types of products we sell. Demand for our products is often affected by general economic conditions as well as product-use trends in our target markets.  These changes may result in decreased demand for our products. The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our sales and results of operations.   Our products are typically higher priced than non-LED lighting products.  The inability or unwillingness of our customers to pay a premium for our products due to general economic conditions or a downturn in the economy may have a significant adverse impact on our sales and results of operations.

Changes within the lighting industry may adversely affect our financial performance. Changes in the identity, ownership structure and strategic goals of our competitors and the emergence of new competitors in our target markets may harm our financial performance.  New competitors may include foreign-based companies and commodity-based domestic producers who could enter our specialty markets if they are unable to compete in their traditional markets.  Additionally, consolidation within our industry could unite other producers with distribution channels through which we intend to sell our products, thereby limiting access to our target markets.

Any interruption in delivery from our suppliers will impair our ability to distribute our products and generate revenues. We are dependent on third party manufacturers for the production and supply of our products.  We have no manufacturing facilities and we rely on these third parties to provide us with an adequate and reliable supply of products on a timely basis. Any interruption in the distribution from our suppliers could affect our ability to distribute our products.  Additionally, these suppliers are located outside of the United States in the Peoples’ Republic of China (PRC).  Any legislation or consumer preferences in the United States or other countries requiring products which are made in the United States or such other countries may have a material adverse impact on our sales and results of operations.

If the third party manufactures who supply our products were to suffer a catastrophic loss, unforeseen or recurring operational problems at any of their facilities, we could suffer significant product shortages, sales declines and/or cost increases. The facilities which make the lighting products we distribute as well as their distribution warehouses could suffer catastrophic loss due to fire, flood, terrorism, mechanical failure or other natural or human caused events, or other unforeseen interruptions in production or delivery.  If any of these facilities were to experience a catastrophic loss, it could disrupt our supply of products for sale, delay or reduce shipments and reduce our revenues.  These expenses and losses are not covered by property or business interruption insurance.  Even if covered by insurance, our inability to deliver our products to customers, even on a short-term basis, may cause us to lose market share on a more permanent basis.

If we are not able to compete effectively against companies with greater resources, our prospects for future success will be jeopardized.  The lighting industry is highly competitive. In the lighting markets in which we plan to sell our LED lighting solutions, our products will compete with lighting products utilizing traditional lighting technology provided by larger and better-established lighting operators. We expect competition to intensify in the future. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. Our competitors may acquire or be acquired by, receive investments from or enter into other commercial relationships with, larger, well established and well-financed competitors. Therefore, some of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to product development. It is difficult to effectively compete with companies that have these resources so we cannot assure that we will ever become a significant company in the industry.

If our lighting products do not gain wider market acceptance, prospects for our growth and profitability may be limited. We face competition from both traditional lighting technologies, such as incandescent, florescent and neon lighting, and from competitors engaged in providing LED lighting products. Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to our LED lighting solutions. Potential customers for our LED products may be reluctant to adopt these as alternatives to traditional lighting technologies because of their higher initial cost to achieve comparable light output, although our LED lighting products tend to be more energy efficient and require less maintenance. Our success will depend upon both the increased acceptance of our LED products as an alternative to traditional lighting technologies and the development of higher lumen producing products to meet traditional lighting applications. Obstacles to adoption of LED lighting in the general lighting market include the high initial cost of high brightness white LEDs and the need for further advances in brightness, color characteristics, efficiency and the predicted life of the LEDs before they require replacement. Our future results are dependent upon sales growth in the commercial, hospitality, institutional, retail and sign markets. If acceptance of our lighting products in general does not continue to grow, then opportunities to increase our revenue and operate profitably may be limited.

We will depend on independent sales representatives for a substantial portion of our revenue and sales, and the failure to successfully manage our relationships with these third-parties, or the termination of these relationships, could cause our revenue to decline and harm our business. We intend to establish a network of independent sales representatives to sell certain products. We may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful. These relationships have not yet been formalized in a detailed contract, and may be subject to termination at any time. The agreements that are formalized in a contract are generally short-term, not exclusive, and can be cancelled by these sales channels without significant financial consequence. We cannot control how these sales channels perform and cannot be certain that we or end-users will be satisfied by their performance. If we cannot establish these sales channels or if they do not perform once established, there could be a significant impact on our revenue and profits.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.  Defects may be found in the products we will distribute. This could result in, among other things, a delay in the recognition or loss of revenue, loss of market share or failure to achieve market acceptance. The occurrence of these problems could result in the delay or loss of market acceptance of our lighting products and would likely harm our business. Defects, integration issues or other performance problems in our lighting products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

The reduction or elimination of incentives to adopt LED lighting could cause the growth in demand for our products to slow, which could materially and adversely affect our revenues, profits and margins. We believe the near-term growth of the LED market will be accelerated by government policies in certain countries that either directly promote the use of LEDs or discourage the use of some traditional lighting technologies. Currently, the upfront cost of LED lighting exceeds the upfront cost for some traditional lighting technologies that provide similar lumen output in many applications. However, some governments have used policy initiatives to accelerate the development and adoption of LED lighting and other non-traditional lighting technologies that are seen as more environmentally friendly compared to some traditional lighting technologies. Reductions in, or the elimination of, government investment and favorable energy policies could result in decreased demand for the products we distribute and decrease our revenues, profits and margins.  Additionally, if our products fail to qualify for any financial incentives or rebates provided by governmental agencies or utilities for which our competitors’ products qualify, such programs may diminish or eliminate our ability to compete by offering products at lower prices than our competitors.

The failure to obtain certifications or compliance would harm our business. The products we intend to distribute are required to comply with certain legal requirements governing the materials in those products. If the products do not comply with these legal requirements, our revenue might be materially harmed.

Financial Risks

If we cannot return to and sustain profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We have only nominal revenues as of the date of this Annual Report. Achieving and sustaining profitability will require us to achieve revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving revenues or profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place for additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving revenues or profitability, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Our financial statements have been prepared assuming that the Company will continue as a going concern. We have generated losses to date and have limited working capital.  These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report included herein.   If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

As we transition from a Company with insignificant revenues to what we hope will be a Company generating substantial revenues, we may not be able to manage our growth effectively, which could adversely affect our operations and financial performance. The ability to manage and operate our business as we execute our growth strategy will require effective planning. Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow could place a significant strain on our personnel, management systems, infrastructure and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit.  We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

There are risks and uncertainties associated with the proposed transaction with Polybrite. On October 12, 2013, the Company entered into an agreement with Polybrite pursuant to which the Company and PolyBrite agreed to work together to secure funding for PolyBrite, retain the management consulting services, and complete a transaction in which PolyBrite will become a publicly traded company through an acquisition with the Company.  The Company and PolyBrite initially anticipated the completion of the acquisition transaction would occur on or before March 31, 2014.  However, the completion of the transactions described in the Agreement will not occur by March 31, 2014.  The completion of the transactions described in the Agreement are subject to numerous conditions, many of which are outside of the control of the Company, and the Company cannot provide any assurances as to when the transactions may be completed, if at all.

Corporate And Other Risks

Limitations on director and officer liability and indemnification of our Company’s officers and directors by us may discourage stockholders from bringing suit against an officer or director. Our Company’s certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

We are responsible for the indemnification of our officers and directors. Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our certificate of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

Our executive officers, directors and insider stockholders beneficially own or control a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Accordingly, any of our existing outside principal stockholders together with our directors, executive officers and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-of-control.  Our certificate of incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders.  These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions.  The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.  In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party.  The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

We are dependent for our success on a few key individuals. Our inability to retain that officer and consultant would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team.  Each of those individuals may voluntarily terminate his relationship with the Company at any time. Were we to lose one or more of these key individuals, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

Capital Market Risks

Our common stock is not traded, so you may be unable to sell your shares to raise money or otherwise desire to liquidate your shares. There is no trading activity in our stock as of the date of this Current Report. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. Even if we can begin trading on the OTC Markets or OTC Bulletin Board, the trading volume may be very limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company.  If we begin trading, the market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.  If our common stock begins trading, as long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Stockholders should be aware that, according to Securities and Exchange Commission (“SEC”) Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock. Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It will also likely make it more difficult to attract new investors at times when we require additional capital.

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. If our common stock begins trading, until such time as we would qualify for listing on NASDAQ, the American Stock Exchange or another trading venue, our common stock would trade on OTC Markets or OTC Bulletin Board or another over-the-counter quotation system where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors.  Consequently, if our common stock begins trading, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

If our common stock begins trading, future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located at 737 Southport Blvd., Suite E, Petaluma, California, where we lease approximately 2,333 square feet of office and warehouse space. The lease term, which began on March 1, 2014, expires on August 31, 2015, and the monthly rental payment is $2,309 plus utilities. We believe the leased office space is in good condition and adequate to meet our current and anticipated requirements.

ITEM 3.  LEGAL PROCEEDINGS

None, as of the date of this Annual Report.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not currently trading and has not traded in the past.  We therefore have no historical trading or price information for our common stock.

Holders

As of March 24, 2014, there are approximately 17 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Action Stock Transfer Corp. located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121 and its phone number is (801) 274-1088.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

On May 28, 2013, our Board of Directors adopted the LED Lighting Company 2013 Stock Option/Stock Issuance Plan (the “Plan”). On May 28, 2013, our stockholders approved the Plan.  The exercise of any options issued under the Plan, and the issuance of any shares under the Plan, is subject to the Plan being approved by the vote of a majority of our shareholders.  The Plan is intended to promote the interests of our Company by “providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Corporation as an incentive for them to remain in the service of the Corporation.”  The Plan is divided into two separate equity programs: 1) a stock option grant program; and 2) a stock issuance program.  The maximum number of shares available to be issued under the Plan is currently 1,500,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future.

The Plan is administered by our Company’s Board of Directors.  Persons eligible to participate in the Plan are: 1) employees; 2) non-employee members of our Company’s Board of Directors; and 3) consultants and other independent advisors who provide services to our Company.  All grants under the Plan are intended to comply with the requirements under Internal Revenue Code Section 409A and activities under the Plan will be administered accordingly.  Options granted under the Plan are evidenced by agreement between the recipient and our Company, subject to the following general provisions: 1) the exercise price shall not be less than 100% of the fair market value per share of our Company’s common stock on the date of grant (110% in the case of 10% or greater shareholders); and 2) the term of stock options shall be limited to a maximum of ten years.  A complete description of the Plan is included as an exhibit to our Current Report on Form 8-K filed with the SEC on June 4, 2013.

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2013 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By security holders	300,000	$1.00	1,200,000

Equity Compensation Plans Not Approved By Security Holders	None	None	None

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." below.  In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  See "Forward-Looking Statements," above.

Overview and Financial Condition

Results of Operations

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

We had no revenues during the periods ending December 31, 2013 and December 31, 2012.  In June 2013, the Company entered the start-up phase of operation in the LED distribution business.

Receivables were $84,000 and $0 as of December 31, 2013 and 2012, respectively, and consist of an advance of $70,000 made to Polybrite and fees of $14,000 earned related to the December 2013 Purchase Order Financing and Distribution Agreement that was entered into with Polybrite.

Operating expenses in fiscal 2013 were $776,054 which consisted primarily of $578,137 non-cash charges related to issuance of stock, restricted stock and stock options to officers and consultants and $87,083 professional fees. Operating expenses in fiscal 2012 were $21,670 which consisted primarily of accounting expenses. Operating expenses increased significantly compared to fiscal 2012 due to entering into operations from the previous non-operational shell status of the Company.

We had a net loss of $776,054 in fiscal 2013 compared to a net loss of $21,670 in fiscal 2012.  The increase in the net loss was due to the commencement of operations in 2013 and non-cash charges discussed above.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable. As of December 31, 2013, our Company had cash totaling $194, deposits totaling $84,000, and total and current assets of $84,194. We had total liabilities of $335,105 and a working capital deficit and Stockholders’ deficit totaled $(250,910) as of December 31, 2013.

Net cash used in operating activities was $385,436 for the period from July 19, 2010 (inception) to December 31, 2013. The net cash used by operating activities was related to increased activities incurred in ramping up our business operations over the previous period from inception.

Net cash provided by financing activities was $385,630 for the period from July 19, 2010 (inception) to December 31, 2013. The net cash provided by financing activities was mainly attributable to proceeds from the sale of equity, warrants and convertible notes.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through December 31, 2013.  We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur.  The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Capital Expenditures

Our current plans do not call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond relatively insignificant expenditures for office furniture and information technology related equipment as we add employees to our Company.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense, the valuation of warrants and conversion features; and other contingencies.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.

The following is a discussion of certain of the accounting policies that require management to make estimates and assumptions where the impact of those estimates and assumptions may have a substantial impact on our financial position and results of operations.

Income Taxes:

We account for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities, determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  In addition, FASB guidance requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

We review the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense.  When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Stock Based Compensation:

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized in the Consolidated Statement of Operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Recent Accounting Pronouncements

See “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of Part II of this report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2013, nor do we have any as of the date of this Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are included beginning on page F-1 of this report:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes In Internal Controls over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and age of our current director and executive officer, and the principal position held by him:

Name	Age	Position

Kevin Kearney	60	Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director

Kevin Kearney has been the Chief Executive Officer, Chief Financial Officer, President, Secretary and a Director of the Company since May 28, 2013.  Mr. Kearney is also the President of Kearney & O’Banion, Inc., which he founded in 1980. Kearney & O’Banion specializes in commercial properties in San Francisco and the surrounding Bay area and has generated revenues in excess of $180 million. Mr. Kearney is responsible for marketing and sales efforts, developing and presenting proposals with cost estimates, contract negotiations, pre-construction consulting, and design and project management services. Since 2001, Mr. Kearney has also been a member of the Board of Directors of Promia, Inc., an established development firm and software provider for cyber security.  Promia specializes in providing solutions designed to support highly secure, reliable, scalable and interoperable business applications for large corporations, and its customers include the U.S. Navy, National Security Agency as well as a number of Fortune 500 companies. Mr. Kearney received his MFA, Magna Cum Laude, from the University of California, Davis.

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Delaware Corporations Code. The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Delaware Corporations Code.  The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Committees of the Board

We do not currently have standing nominating or compensation committees, or committees performing similar functions. Due to the size of our board, our Board of Directors believes that it is not necessary to have standing nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors. We do not have a nominating or compensation committee charter as we do not currently have such committees. We do not have a policy for electing members to the board. Our current director is not an independent director as defined in the NASD listing standards.

It is anticipated that in the future as the Company grows that the Board of Directors will be expanded and form separate compensation and nominating committees, and appoint members to the audit committee, including an audit committee financial expert.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our Board of Directors currently performs the services of an audit committee. Our current director cannot be considered an “audit committee financial expert.”  We will need to attract an individual with the qualification of an audit committee expert to our Audit Committee. At this time, we have not identified such an individual.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and shareholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock. Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year ended December 31, 2013, with the exception of Steven J. Davis, none of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed the reports required pursuant to Section 16(a) of the Exchange Act.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.  In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.  In carrying out its responsibilities, the Board will consider candidates suggested by shareholders. If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o LED Lighting Company, to the address set forth on the cover page of this Annual Report.

Board Leadership Structure and Role on Risk Oversight

Mr. Kevin Kearney currently serves as the Company’s principal executive officer and chairman. The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Director Qualifications

In evaluating director nominees, our Company considers the following factors:

•

The appropriate size of the Board;

•

Our needs with respect to the particular talents and experience of our directors;

•

The knowledge, skills and experience of nominees;

•

Experience with accounting rules and practices; and

•

The nominees’ other commitments.

Our Company’s goal is to assemble a Board of Directors that brings our Company a variety of perspectives and skills derived from high quality business, professional and personal experience.  Other than the foregoing, there are no stated minimum criteria for director nominees.  Specific talents and qualifications that we considered for the members of our Company’s Board of Directors are as follows:

•

Mr. Kearney, in addition to his role as a director, is our Company’s Chief Executive Officer.  We feel that the senior member of our management team is the appropriate person to lead our Board of Directors.  Mr. Kearney has public company experience, as well as experience in building businesses and experience in the real estate and building industries, both of which represent target markets for the Company.

Family Relationships

Not applicable as we have a sole officer and director.

Code of Ethics

Effective as of June 26, 2013, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our president or chief executive officer as well as the individuals performing the functions of our chief financial officer, corporate secretary and controller. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

•

accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel be afforded full access to our president or chief executive officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our personnel are to be afforded full access to our board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief executive officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer, the incident must be reported to any member of our board of directors or use of a confidential and anonymous hotline phone number. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another. Our Code of Business Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at LED Lighting Company, at the address on the cover page of this Annual Report.  A copy of our Code of Business Conduct and Ethics is also attached as an exhibit to our Current Report on Form 8-K filed with the SEC on July 3, 2013.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our current directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in "Transactions with Related Persons; Promoters and Certain Control Persons; Director Independence," none of our current directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual compensation in excess of $100,000.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Comp ($)	Change in Pension Value and Non-Qual. Deferred Compens. Earnings ($)	All Other Comp	Total ($)

Kevin Kearney	2013	50,000(1)	-	50,000	-	-	-	-	100,000
Chief Executive Officer/Chief Financial Officer/Director since May 28, 2013.	2012	-	-	-	-	-	-	-	-

Joseph Merhi	2013	-	-	-	-	-	-	-	-
Chief Executive Officer/Chief Financial Officer from March 12, 2012 through May 28, 2013.	2012	-	-	-	-	-	-	-	-

(1)

Effective October 17, 2013, LED Lighting Company entered into an Employment Agreement with Kevin Kearney.  The Employment Agreement provides for a term of one year; annual compensation of $120,000. The Company has not paid any salary to Mr. Kearney but has accrued $50,000 related to this agreement and was recorded under other current liabilities as of December 31, 2013.

Employment Agreements

Effective October 17, 2013, the Company entered into an Employment Agreement with Kevin Kearney, its Chief Executive Officer, Chief Financial Officer, President and Secretary.  The Employment Agreement provides for a term of one year; annual compensation of $120,000; and the issuance of 500,000 shares of Company common stock.  The foregoing is only a brief description of the material terms of the Employment Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to the Company’s Current Report on Form 8K filed with the SEC on October 17, 2013.

Grants of Stock Awards

During 2013 and 2012, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

During the 2013 and 2012, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

Mr. Kearney received 500,000 shares of Company common stock in connection with his employment agreement on October 17, 2013.  None of our name executive officers received any other equity awards, including, options, restricted stock or other equity incentives during 2013 or 2012.

Compensation of Directors

During the 2013 and 2012, no member of our Boards of Directors received any compensation for his services as a director.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2014, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock.  The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise.  Beneficial ownership may be disclaimed as to certain of the securities.  This table has been prepared based on the number of shares outstanding totaling 6,900,000, adjusted individually to include all warrants held by such individual which are exercisable within 60 days of March 24, 2014 as shown below.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned(2)

Officers and Directors
Kevin Kearney	1,000,000(3)	13.9%
All directors and executive officers as a group	1,000,000(3)	13.9%
(1 person)

5% or Greater Stockholders
Lovitt & Hannan, Inc. 401K FBO J. Thomas Hannan	1,500,000(4)	20.2%
900 Front Street, Suite 300
San Francisco, California 94111

New Novus Capital	1,000,000(4)	13.5%
2370 Friars Lane
Los Altos, California 94024

Suter Dubose	600,000(5)	8.3%
1565 CR 37E
Lyons, CO 80540

George D. Mainas	500,000(3)	6.9%
2090 Novato Blvd.
Novato, California 94947

George Mainas	500,000	7.2%
2090 Novato Blvd.
Novato, California 94947

Steven J. Davis	1,000,000(3)	13.9%
1042 N. El Camino Real, B261
Encinitas, California 92024

Louise Ukelja	500,000(3)	6.9%
6044 Lidolane, Long Beach
California 90803

David Lucas	500,000(3)	6.9%
13141 Ponderosa Way
Ft. Meyers, Florida 33907

Virginia DeKat	500,000(3)	6.9%
61688 Tam McArthur Loop
Bend, OR 97702

Gary J. Rockis	850,000(6)	11.6%
555 Edgewater Drive
Morris, IL 60540

Joseph Merhi	1,000,000	14.5%

(1)

Unless otherwise noted, the address is c/o LED Lighting Company, 737 Southport Blvd., Suite E, Petaluma, California.

(2)

Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership (which includes all warrants issued to the beneficial owners which are exercisable within 60 days of March 24, 2014) by the total shares of common stock outstanding as of March 24, 2014.

(3)

Includes warrants to purchase up to 250,000 shares of common stock at $1.00 per share which are exercisable within 60 days after March 24, 2014.

(4)

Includes warrants to purchase up to 500,000 shares of common stock at $1.00 per share which are exercisable within 60 days after March 24, 2014.

(5)

Includes warrants to purchase up to 300,000 shares of common stock at $1.00 per share which are exercisable within 60 days after March 24, 2014.

(6)

Includes warrants to purchase up to 400,00 shares of common stock at $1.00 per share which are exercisable within 60 days after March 24, 2014.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of any transaction occurring since January 1, 2012, or any proposed transaction, in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation" above).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

•

On March 2, 2012, Mr. Yanshi (Steven) Chen, who was then the owner of 17,000,000 shares of the Company’s common stock and DEP Group (a BVI corporation), which was then the owner of 2,500,000 shares of the Company's common stock, transferred all such shares aggregating 19,500,000 shares of the outstanding 20,000,000 shares (97.5%) of the Company's common stock to Joseph Merhi for an aggregate purchase price of $95,000. On March 2, 2012, Mr. Chen resigned as the Company's President and a director.  Mr. Chen was a control person of the Company prior to March 2, 2012.

•

On May 28, 2013, the Company entered into a Share Cancellation Agreement with Joseph Merhi pursuant to which he agreed to cancel 18,500,000 of his shares of Company common stock resulting in him owning 1,000,000 shares of Company common stock.  On May 28, 2013, Mr. Merhi also resigned all of his officer positions with the Company.  Mr. Merhi is currently a director of the Company.  Mr. Merhi was a control person of the Company prior to May 28, 2013.

•

On May 28, 2013, the Company entered into a Consulting Agreement with George Mainas pursuant to which the Company agreed to pay $140,000 in exchange for certain consulting services to the Company.  Mr. Mainas is a beneficial owners of 5% or more of the Company’s securities.

•

On October 17, 2013, the Company entered into an Employment Agreement with Kevin Kearney, its Chief Executive Officer, Chief Financial Officer, President and Secretary.  The Employment Agreement provides for a term of one year; annual compensation of $120,000; and the issuance of 500,000 shares of Company common stock.

Review, approval or ratification of transactions with related persons

We do not have any other special committee, policy or procedure related to the review, approval or ratification of related party transactions.

Promoters and Control Persons

James M. Cassidy is the former president and a director of the Company and the sole officer, director and the shareholder of Tiber Creek Corporation, which is a shareholder of the Company.  As an organizers and developers of the Company, James Cassidy and James McKillop, the indirect beneficial owner of a shareholder of the Company, may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing the Company’s initial registration statement.

On March 2, 2012, Mr. Yanshi (Steven) Chen, who was then the owner of 17,000,000 shares of the Company’s common stock and DEP Group (a BVI corporation), which was then the owner of 2,500,000 shares of the Company's common stock, transferred all such shares aggregating 19,500,000 shares of the outstanding 20,000,000 shares (97.5%) of the Company's common stock to Joseph Merhi for an aggregate purchase price of $95,000. On March 2, 2012, Mr. Chen resigned as the Company's President and a director.  Mr. Chen was a control person of the Company prior to March 2, 2012.

On May 28, 2013, the Company entered into a Share Cancellation Agreement with Joseph Merhi pursuant to which he agreed to cancel 18,500,000 of his shares of Company common stock resulting in him owning 1,000,000 shares of Company common stock.  On May 28, 2013, Mr. Merhi also resigned all of his officer positions with the Company.  Mr. Merhi was a director of the Company until October 17, 2013.  Mr. Merhi was a control person of the Company prior to May 28, 2013.

Director Independence

The Board has determined that our sole director is not independent as the term "independent" is defined by the rules of NASDAQ Rule 5605.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2013 were $22,430.

(2)

Audit-Related Fees

There were no fees billed during the two years ended December 31, 2013 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3)

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2013 and December 31, 2012.

(4)

All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended December 31, 2013.

(5)

Audit Committee

The Company’s Board of Directors, which serves as the Company’s Audit Committee, has approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2013. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors performing the functions of the Audit Committee.

(6)

Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this Report:

(1)

Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, beginning on page F-1 of this Report.

(2)

Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3)

Exhibits

No.	Description

3.1	Certificate of Formation of the Company dated July 19, 2010 (1)
3.1.1	Certificate of Amendment to Certificate of Formation dated May 28, 2013 (2)
3.2	Bylaws of the Company (1)
10.1	Share Cancellation Agreement dated May 28, 2013 (2)
10.2	Consulting Agreement with George Mainas dated May 28, 2013 (2)
10.3	Consulting Agreement with Mark Wolff dated June 1, 2013 (2)
10.4	Form of Warrant Agreement with Mark Wolff dated June 1, 2013 (2)
10.5	Form of Subscription Agreement (2)
10.6	2013 Equity Incentive Plan (2)
10.7	Non-Exclusive Distributor Agreement with Polybrite International, Inc. dated May 30, 2013 (3)
10.8	Sales Representative Agreement with Polybrite International, Inc. dated May 30, 2013 (3)
10.9	Employment Agreement dated October 17, 2013 with Kevin Kearney (4)
10.10	Amendment to Consulting Agreement dated October 17, 2013 with George Mainas (4)
10.11	Consulting Agreement dated December 9, 2013 with J. Thomas Hannan (5)
14.1	Code of Ethics(6)
21	List of Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
24	Power of Attorney*
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

* Filed herewith

(1)

Incorporated by reference to the Company’s Form 10 filed with the SEC on October 7, 2010.

(2)

Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 4, 2013.

(3)

Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 10, 2013.

(4)

Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 23, 2013.

(5)

Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 16, 2013.

(6)

Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LED Lighting Company (Registrant)

Date: March 28, 2014	/s/ Kevin Kearney
	By:	Kevin Kearney
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN KEARNEY	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 28, 2014
Kevin Kearney

LED LIGHTING COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	F-4
Consolidated Statement of Stockholders' Equity (Deficit) for the period from July 19, 2010 (Inception) through December 31, 2013.	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012;and for the period from July 19, 2010 (Inception) through December 31, 2013.	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

LED Lighting Company. (Formerly Fun World Media, Inc. a Development Stage Company)

We have audited the accompanying balance sheets of LED Lighting Company. (the "Company") as of December 31, 2013 and 2012, and the related statement of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the period from July 19, 2010 (Inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from July 19, 2010 (Inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, the Company has had no revenues and has an accumulated deficit of $801,874 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the Note 1, which include the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

March 28, 2014

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
BALANCE SHEETS

ASSETS	December 31,	December 31,
	2013	2012
Current Assets
Cash	$194	$-
Loan receivable	84,000	-
TOTAL ASSETS	$84,194	$-

LIABILITIES AND STOCKHOLDERS'DEFICIT
Current Liabilities
Accounts Payable & Accrued Expenses	250,105	10,190
Convertible Promissory Notes	15,000	-
Note Payable	70,000	-
Total Liabilities	335,105	10,190

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 6,450,000 and 20,000,000 shares issued and
outstanding as of December 31, 2013 and December 31, 2012, respectively	645	2,000
Additional paid-in capital	550,319	13,630
Deficit accumulated during the development stage	(801,874)	(25,820)

Total Stockholders' Deficit	(250,910)	(10,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$84,194	$-

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from July 19, 2010 (inception) to December 31, 2013
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	-	-	-
Operating expenses	776,054	21,670	801,874
Loss before tax expense	(776,054)	(21,670)	(801,874)
income tax	-	-	-
Net loss	$(776,054)	$(21,670)	$(801,874)

Loss per share - basic and diluted	$(0.07)	$(0.00)
Weighted average shares - basic and diluted
	$11,097,260	$20,000,000

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	During the	Stockholders'
	Shares	Amount ($)	Capital ($)	Development Stage ($)	Deficit ($)
Balance, July 19, 2010 (inception)	-	-	-	-	-
Shares issued for cash	20,000,000	2,000	-	-	2,000
Expenses paid by stockholders	-	-	1,250	-	1,250
Net loss	-	-	-	(1,250)	(1,250)
Balance, December 31, 2010	20,000,000	2,000	1,250	(1,250)	2,000
Stock redemption	(19,500,000)	(1,950)	-	-	(1,950)
Shares issued for cash	19,500,000	1,950	-	-	1,950
Expenses paid by stockholders	-	-	2,500	-	2,500
Net loss	-	-	-	(2,900)	(2,900)
Balance,December 31, 2011	20,000,000	2,000	3,750	(4,150)	1,600
Additional Paid-in Capital	-	-	9,880	-	9,880
Net loss	-	-	-	(21,670)	(21,670)
Balance, December 31, 2012	20,000,000	2,000	13,630	(25,820)	(10,190)
Shares issued for cash	2,850,000	285	284,715		285,000
Shares issued for services	2,250,000	225	224,775		225,000
Shares issued for debt settlement	250,000	25	24,975	-	25,000
Share Cancellation	(18,900,000)	(1,890)	1,890	-	-
Stock based compensation	-	-	334	-	334
Net loss	-	-	-	(776,054)	(776,054)
Balance, December 31, 2013	6,450,000	645	550,319	(801,874)	(250,910)

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from July 19, 2010 (inception) to December 31, 2013
OPERATING ACTIVITIES:
Net loss	$(776,054)	$-	$(801,874)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issued for services	225,000	-	225,000
Common stock issued for debt settlement	25,000	-	25,000
Stock based compensation	334	-	334
Changes in operating assets and liabilities
Loan receivable	(84,000)	-	(84,000)
Accounts payable & accrued expenses	239,915	9,790	250,105
Net cash used in operating activities	(369,806)	(11,880)	(385,436)

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible promissory notes	15,000	-	15,000
Proceeds from the issuance of note payable	70,000	-	70,000
Proceeds from the issuance of common stock	285,000	-	285,000
Stockholder contribution	-	-	15,630
Net cash provided by financing activities	370,000	9,880	385,630

Net increase in cash	194	-	194

Cash, beginning of period	-	-	-

Cash, end of period	$194	$-	$194

LED LIGHTING COMPANY

(formerly known as FUN WORLD MEDIA, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

1. OVERVIEW

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

Effective as of October 12, 2013, the Company entered into an Agreement and amendment (the “Agreement”) with Goeken Group Corp. and its wholly-owned subsidiary, PolyBrite, pursuant to which the Company and PolyBrite agreed to work together to secure funding for PolyBrite, retain the management consulting services of the Catalyst Acquisition Group LLC, and complete a transaction in which PolyBrite will become a publicly traded company through an acquisition with the Company.  The Company and PolyBrite initially anticipated that the completion of the acquisition transaction would occur on or before March 31, 2014. However, the completion of the transactions described in the Agreement will not occur by March 31, 2014.  The completion of the transactions described in the Agreement are subject to numerous conditions, many of which are outside of the control of the Company, and the Company cannot provide any assurances as to when the transactions may be completed, if at all.

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

Going Concern

The Company has sustained operating losses and an accumulated deficit of $801,874 since inception of the Company on July 19, 2010 through December 31, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

The management of the Company plans to use their personal funds or seek equity or debt financing to pay all expenses incurred by the Company in 2014. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

In preparing these financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, accruals for potential liabilities, and valuation assumptions related to equity instruments and share based payments.

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of December 31, 2013 and 2012.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2013 and 2012.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2013 and 2012, there were no deferred taxes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share Based Compensation

The Company applies ASC 718, Shares-Based Compensation to account for its service providers’ share-based payments.  Common stock of the Company was given to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other professional services.

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award.  All grants of share-based payments to service providers classified as equity awards are recognized in the financial statements based on their grant date fair values which are calculated using historical pricing.  The Company has elected to recognize compensation expense based on the criteria that the stock awards vest immediately on the issuance date.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates.  There were no forfeitures of share based compensation.

Net Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" (EPS). ASC 260 requires presentation of both basic and diluted earnings (loss) per share on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the years ended December 31, 2013 and 2012, there were no impairment charges.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Forceand the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. LOAN RECEIVABLES

Loan receivables amounted to $84,000 and $0 as of December 31, 2013 and 2012, respectively, and consists of an advance of $70,000 made to Polybrite and fees of $14,000 earned related to the December 2013 Purchase Order Financing and Distribution Agreement that was entered into with Polybrite.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2013 and 2012:

	2013	2012

Accounts payable	$63,427	$	−
Other current liabilities	186,678		10,190

	$250,105		$10,190

Effective October 17, 2013, LED Lighting Company entered into an Employment Agreement with Kevin Kearney, its Chief Executive Officer, Chief Financial Officer, President and Secretary.  The Employment Agreement provides for a term of one year; annual compensation of $120,000. The Company accrued $50,000 related to this agreement which was recorded under other current liabilities as of December 31, 2013.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES (continued)

Effective October 17, 2013, the Company entered into an amendment to its Consulting Agreement with George Mainas a stockholder, providing for additional consulting services from George Mainas in consideration for a monthly consulting fee of $10,000. The Company accrued $50,000 related to this agreement which was recorded under other current liabilities as of December 31, 2013.

5. CONVERTIBLE PROMISSORY NOTES

Effective November 7, 2013, the Company entered into two Secured Convertible Promissory Notes with two investors in the aggregate amount of $15,000.  The notes accrue interest at 10% per annum and are due and payable in one year.  The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share, and receive, upon conversion, an equal number of warrants to purchase shares of Company common stock at a $1.00 exercise price for a term of 3 years, with cashless exercise provision.

6. NOTE PAYABLE

In December 2013, the Company issued an unsecured and non-interest bearing note payable for an amount of $70,000. The note payable is due on demand.

7. STOCK BASED COMPENSATION

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

There were no stock options granted during 2012. For the year ended December 31, 2013, the fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatilities of the comparable publicly traded companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of options granted in 2013 was $0.

7. STOCK BASED COMPENSATION (continued)

Stock Options (continued)

December 31, 2013
Expected Volatility	45%
Expected dividends	− %
Expected terms (in years)	1
Risk-free rate	0.13%
Forfeiture rate	− %

A summary of option activity as of December 31, 2013 and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price		Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	−	$	−	−	$	−
Granted	300,000		1.00	1.79		−
Exercised	−		−	−		−
Forfeited or expired	−		−	−		−

Outstanding at December 31, 2013	300,000		$1.00	1.79	$	−

Exercisable at December 31, 2013	300,000		$1.00	1.79	$	−

Warrants

On various dates in 2013 and in connection with the subscription agreements, the Company issued three-year warrants to purchase up to 3,350,000 shares of common stock at an exercise price of $1.00 per share. Since the warrants were issued in connection with a private placement and sale of Company’s common stock, there were no accounting impact related to the issuance of warrants on the accompanying financial statements  Additionally, the associated warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.14%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 45% to 103%, and an expected life of 1 year.  The aggregate fair value of the warrants is $4,406.

Effective June 1, 2013, the Company entered into a Consulting Agreement with Mark Wolff pursuant to which the Company has agreed to issue Mr. Wolff a Warrant to purchase up to 500,000 shares of Company common stock at an exercise price of $1.00 per share, vesting in 12 monthly increments starting on July 1, 2013 and terminating in 3 years. The Consulting Agreement was terminated as of August 1, 2013 and the vesting of the warrants terminated as of that date.  These warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.14%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 103%, and an expected life of 1 year.  The warrants have an aggregate fair value of $668. The Company recorded stock based compensation of $334 during the year ended December 31, 2013 related to these warrants.

A summary of warrant activity as of December 31, 2013 and changes during the year then ended is presented below:

	Warrants	Weighted Average Exercise Price		Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	−	$	−	−	$	−
Granted	3,850,000		1.00	2.42		−
Exercised	−		−	−		−
Forfeited or expired	−		−	−		−

Outstanding at December 31, 2013	3,850,000		$1.00	2.42	$	−

Exercisable at December 31, 2013	3,600,000		$1.00	2.42	$	−

8. INCOME TAXES

Our provisions for income taxes for the years ended December 31, 2013 and 2012, respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

	2013	2012

Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(788,000)	$(26,000)
Change in valuation allowance	788,000	26,000
Total deferred tax provision	$-	$-

Deferred tax assets at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$276,000	$9,000

Valuation allowance	(276,000)	(9,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Transactions such as planned future sales of our common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $788,000 in NOL at December 31, 2013 that will begin to expire in 2029 for federal and state purposes and could be limited for use under IRC Section 382.  We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382. A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the years ended December 31, 2013 and 2012 is as follows:

	Years ended December 31,
	2013		2012

Federal income tax rate at 35%	$(276,000)	35.0%	$(9,000)	35.0%
State income tax, net of federal benefit	-	-	-	-%
Change in valuation allowance	276,000	(35.0)%	9,000	(35.0)%

Benefit for income taxes	$-	-%	$-	-%

We file income tax returns in the U.S. with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2013 and 2012. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

9. STOCKHOLDER’S DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On July 19, 2010, the Company issued 20,000,000 common shares to its sole director and officer for $2,000 in cash.

9. STOCKHOLDER’S DEFICIT (continued)

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

On May 28, 2013, the Company entered into subscription agreement with its outside legal counsel pursuant to which the Company agreed to issue a total of 250,000 shares of common stock at $0.10 per share, and three-year warrants to purchase up to 250,000 shares of common stock at $1.00 per share, to settle legal service expenses amounted to $25,000. The Company also entered subscription agreement with an accredited investor pursuant to which the Company issued a total of 250,000 shares of common stock at $0.10 per share, and three-year warrants to purchase up to 250,000 shares of common stock at $1.00 per share, to settle expenses that investor paid on behalf of the Company.

During the period from May 28, 2013 to December 31, 2013, the Company entered into subscription agreements with 13 accredited investors pursuant to which the Company agreed to issue a total of 2,850,000 shares of common stock at $0.10 per share, and three-year warrants to purchase up to 2,850,000 shares of common stock at $1.00 per share, in exchange for cash proceeds totaling $285,000.

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

On December 10, 2013, the Company entered into a Consulting Agreement with J. Thomas Hannan providing for certain consulting services from him in consideration for a monthly consulting fee of $5,000 dollars and the issuance of 500,000 shares of Company common stock. The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the shares was an accredited investor.

10. SUBSEQUENT EVENTS

Between January 17, 2014 and March 10, 2014 the Company agreed to issue to 4 accredited investors a total of 256,666 shares of Common Stock and 256,666 warrants to purchase shares of Common Stock at an exercise price of $1.00 with a 3 year term, resulting in proceeds to the Company of $155,000. The issuance of securities was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) and Regulation D in issuing the securities was based upon the following factors: (a) the issuance of the securities were in isolated private transactions by us which did not involve a public offering; (b) there was only a limited number of investors; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the investors and the Company; and (f) the investors were all accredited investors.

On March 17, 2014, the Company entered into a consulting agreement with Gary Rockis for certain sales and business related consulting services in consideration for the issuance of 300,000 shares of Company common stock. The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the shares was an accredited investor.