Form 10-Q/A
period 2013-06-30
LED Lighting Co
filed 2014-04-17
CIK 1502659

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

737 Southpoint Blvd., Ste E, Petaluma, California 94954

(Address of principal executive offices) (zip code)

(415) 526-3193

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of LED Lighting Company (the “Company”) on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II -- OTHER INFORMATION

ITEM 6.

EXHIBITS

(a) Exhibits

31*

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

XBRL (eXtensible Business Reporting Language)

* Incorporated by reference to the Company’s Form 10-Q filed with the SEC on August 14, 2013.

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LED LIGHTING COMPANY

Dated:  April 16, 2014

By:  /s/ Kevin Kearney

President and Chief Financial Officer

3