Form 10-Q/A
period 2013-09-30
LED Lighting Co
filed 2014-04-17
CIK 1502659

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of LED Lighting Company (the “Company”) on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

* Incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 19, 2013.

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LED LIGHTING COMPANY

Dated:  April 16, 2014

By:  /s/ Kevin Kearney

President and Chief Financial Officer

3