Form 10-K/A
period 2013-12-31
LED Lighting Co
filed 2014-04-17
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of LED Lighting Company (the “Company”) on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 28, 2014 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

(2)

Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3)

Exhibits

No.	Description

3.1	Certificate of Formation of the Company dated July 19, 2010 (1)
3.1.1	Certificate of Amendment to Certificate of Formation dated May 28, 2013 (2)
3.2	Bylaws of the Company (1)
10.1	Share Cancellation Agreement dated May 28, 2013 (2)
10.2	Consulting Agreement with George Mainas dated May 28, 2013 (2)
10.3	Consulting Agreement with Mark Wolff dated June 1, 2013 (2)
10.4	Form of Warrant Agreement with Mark Wolff dated June 1, 2013 (2)
10.5	Form of Subscription Agreement (2)
10.6	2013 Equity Incentive Plan (2)
10.7	Non-Exclusive Distributor Agreement with Polybrite International, Inc. dated May 30, 2013 (3)
10.8	Sales Representative Agreement with Polybrite International, Inc. dated May 30, 2013 (3)
10.9	Employment Agreement dated October 17, 2013 with Kevin Kearney (4)
10.10	Amendment to Consulting Agreement dated October 17, 2013 with George Mainas (4)
10.11	Consulting Agreement dated December 9, 2013 with J. Thomas Hannan (5)
14.1	Code of Ethics (6)
21	List of Subsidiaries (7)
23.1	Consent of Independent Registered Public Accounting Firm (7)
24	Power of Attorney (7)
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer (7)
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer (7)
101	XBRL (eXtensible Business Reporting Language)*

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

(7)

Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 28, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LED Lighting Company (Registrant)

Date: April 16, 2014	/s/ Kevin Kearney
	By:	Kevin Kearney
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN KEARNEY	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	April 16, 2014
Kevin Kearney