Form 10-Q
period 2014-03-31
LED Lighting Co
filed 2014-05-15
CIK 1502659

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 00054146

LED LIGHTING COMPANY

 (Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3566984 (I.R.S. Employer Identification No.)

737 Southpoint Blvd., Suite E, Petaluma, California 94954

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

Smaller reporting company    X .

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company

 (as defined in Rule 12b-2 of the Exchange Act).

Yes       .   No   X .

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Common Stock, par value $0.0001	7,113,334

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

•

"SEC" refers to the United States Securities and Exchange Commission;

•

"Securities Act" refers to the United States Securities Act of 1933, as amended;

•

"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

FINANCIAL STATEMENTS

Condensed balance sheets as of March 31, 2014 (unaudited) and December 31, 2013	4
Condensed statements of operations for the three months ended March 31, 2014 and 2013 and for the period from July 19, 2010 (Inception) to March 31, 2014 (unaudited)	5
Condensed statement of changes in stockholders’ equity for the period from July 19, 2010 (Inception) to March 31, 2014 (unaudited)	6
Condensed statements of cash flows for the three months ended March 31, 2014 and 2013 and for the period from July 19, 2010 (Inception) to March 31, 2014 (unaudited)	7
Notes to condensed financial statements (unaudited)	8

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2014	2013
Current Assets		(Audited)
Cash	$109,673	$194
Prepaid and other current assets	7,186	-
Loan receivable	84,000	84,000
TOTAL ASSETS	$200,858	$84,194

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable & Accrued Expenses	$319,902	$250,104
Convertible Promissory Notes	15,000	15,000
Note Payable	70,000	70,000
Total Liabilities	404,902	335,104

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 7,113,333 and 6,450,000 shares issued and
outstanding as of March 31, 2014 and December 31, 2013, respectively	711	645
Additional paid-in capital	1,010,420	550,319
Deficit accumulated during the development stage	(1,215,175)	(801,874)

Total Stockholders' Deficit	(204,044)	(250,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$200,858	$84,194

The accompanying notes are an integral part of these condensed financial statements.

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period from July 19, 2010 (inception) to March 31, 2014
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	-	-	-
Operating expenses	413,301	10,871	(1,215,175)
Loss before tax expense	(413,301)	(10,871)	1,215,175
income tax	-	-	-
Net loss	$(413,301)	$(10,871)	$1,215,175

Loss per share - basic and diluted	$(0.06)	$(0.00)
Weighted average shares - basic and diluted
	6,659,741	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit
Balance, July 19, 2010 (inception)	-	$-	$-	$-	$-
Shares issued for cash	20,000,000	2,000	-	-	2,000
Expenses paid by stockholders	-	-	1,250	-	1,250
Net loss	-	-	-	(1,250)	(1,250)
Balance, December 31, 2010	20,000,000	$2,000	$1,250	$(1,250)	$2,000
Stock redemption	(19,500,000)	(1,950)	-	-	(1,950)
Shares issued for cash	19,500,000	1,950	-	-	1,950
Expenses paid by stockholders	-	-	2,500	-	2,500
Net loss	-	-	-	(2,900)	(2,900)
Balance, December 31, 2011	20,000,000	$2,000	$3,750	$(4,150)	$1,600
Additional Paid-in Capital	-	-	9,880	-	9,880
Net loss	-	-	-	(21,670)	(21,670)
Balance, December 31, 2012	20,000,000	$2,000	$13,630	$(25,820)	$(10,190)
Shares issued for cash	2,850,000	285	284,715	-	285,000
Shares issued for services	2,250,000	225	224,775	-	225,000
Shares issued for debt settlement	250,000	25	24,975	-	25,000
Share Cancellation	(18,900,000)	(1,890)	1,890	-	-
Stock based compensation	-	-	334	-	334
Net loss	-	-	-	(776,054)	(776,054)
Balance, December 31, 2013	6,450,000	$645	$550,319	$(801,874)	$(250,910)
Shares issued for cash	363,333	36	234,964	-	235,000
Shares issued for services	300,000	30	224,970	-	225,000
Stock based compensation	-	-	167	-	167
Net loss	-	-	-	(413,301)	(413,301)
Balance, March 31, 2014 (unaudited)	7,113,333	$711	$1,010,420	$(1,215,175)	$(204,044)

The accompanying notes are an integral part of these condensed financial statements.

LED LIGHTING COMPANY
(formerly known as FUN WORLD MEDIA, INC.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period from July 19, 2010 (inception) to March 31, 2014
OPERATING ACTIVITIES:
Net loss	$(413,301)	$(10,871)	$(1,215,175)
Adjustments to reconcile net loss to net cash
used by operating activities
Common stock issued for services	225,000	-	450,000
Stock based compensation	167	-	501
Changes in operating assets and liabilities
Prepaid and other current assets	(7,186)	-	(7,186)
Loan receivable	-	-	(84,000)
Accounts payable & accrued expenses	69,799	10,871	344,903
Net cash used in operating activities	(125,521)	-	(510,957)

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible promissory notes	-	-	15,000
Proceeds from the issuance of note payable	-	-	70,000
Proceeds from the issuance of common stock	235,000	-	522,000
Stockholder contribution	-	-	13,630
Net cash provided by financing activities	235,000	-	620,630

Net increase in cash	109,479	-	109,673

Cash, beginning of period	194	-	-

Cash, end of period	$109,673	$-	$109,673

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited accompanying condensed financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the condensed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) as filed with the SEC.

USE OF ESTIMATES

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2014 and December 31, 2013.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2014 and December 31, 2013 there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2014 and December 31, 2013 there were no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses and an accumulated deficit of $1,215,175 since inception of the Company on July 19, 2010 through March 31, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In February 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for those obligations addressed within existing guidance in U.S. GAAP.  The amendment requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and an additional amount the reporting entity expects to pay on behalf of its co-obligors.  The entity is required to disclose the nature and amount of the obligation as well as other information about those obligations.  The Company adopted this ASU as of January 1, 2014.  This adoption did not have an effect on our financial statements.

On July 18, 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Topic 740 does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The objective of the amendments in this update is to eliminate that diversity in practice.  The Company adopted this ASU as of January 1, 2014.  This ASU did not have an effect on our financial statements.

Not Adopted

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. The Company currently has operations that are reported as discontinued operations and does not expect the adoption of this guidance to have a material effect on its financial position, results of operations, or cash flows.

NOTE 4 LOAN RECEIVABLE

Loan receivable amounted to $84,000 and $0 as of March 31, 2014 and December 31, 2013, and consists of an advance of $70,000 made to Polybrite and fees of $14,000 earned related to the December 2013 Purchase Order Financing and Distribution Agreement that was entered into with Polybrite.

NOTE 5 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Accounts payable	$150,902	$126,104
Payroll related liabilities	155,000	110,000
Other current liabilities	14,000	14,000

	$319,902	$250,104

NOTE 5 ACCOUNTS PAYABLE AND ACCRUED EXPENSES (continued)

Effective October 17, 2013, LED Lighting Company entered into an Employment Agreement with Kevin Kearney, its Chief Executive Officer, Chief Financial Officer, President and Secretary.  The Employment Agreement provides for a term of one year; annual compensation of $120,000. The Company accrued $60,000 related to this agreement as of March 31, 2014.

Effective October 17, 2013, the Company entered into an amendment to its Consulting Agreement with George Mainas a stockholder, providing for additional consulting services from George Mainas in consideration for a monthly consulting fee of $10,000. The Company accrued $70,000 related to this agreement as of March 31, 2014.

On December 10, 2013, the Company entered into a Consulting Agreement with J. Thomas Hannan providing for certain consulting services from him in consideration for a monthly consulting fee of $5,000. The Company accrued $25,000 related to this agreement as of March 31, 2014.

NOTE 6 CONVERTIBLE PROMISSORY NOTES

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

NOTE 7 NOTE PAYABLE

In December 2013, the Company issued an unsecured and non-interest bearing note payable for an amount of $70,000. The note payable is due on demand.

NOTE 8 STOCKHOLDERS' DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2014, there are 7,113,333 shares of common stock issued and outstanding and none of preferred stock.

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

NOTE 8 STOCKHOLDERS' DEFICIT (continued)

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

Between January 17, 2014 and March 31, 2014 the Company agreed to issue to 6 accredited investors a total of 363,333 shares of Common Stock and 363,333 warrants to purchase shares of Common Stock at an exercise price of $1.00 with a 3 year term, resulting in proceeds to the Company of $235,000.

On March 17, 2014, the Company entered into a consulting agreement with Gary Rockis for certain sales and business related consulting services in consideration for the issuance of 300,000 shares of Company common stock. The shares were valued using the price per share used in the most recent equity sale transaction of $0.75.

NOTE 9 STOCK BASED COMPENSATION

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

There were no stock options granted during the three month ended March 31, 2014. For the year ended December 31, 2013, the fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected volatility 45%, expected term of 1 year and risk free rate of 0.13%. Expected volatilities are based on historical volatilities of the comparable publicly traded companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of options granted in 2013 was $0.

NOTE 9 STOCK BASED COMPENSATION (continued)

Warrants

On May 28, 2013 and in connection with the subscription agreement mentioned above, the Company issued three-year warrants to purchase up to 3,330,000 shares of common stock at an exercise price of $1.00 per share.

During the period from January 17 to March 31, 2014 and in connection with the subscription agreement mentioned above, the Company issued three-year warrants to purchase up to 363,333 shares of common stock at an exercise price of $1.00 per share.

Since the warrants were issued in connection with a private placement and sale of Company’s common stock, there were no accounting impact related to the issuance of warrants on the accompanying condensed financial statements  Additionally, the associated warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.13% - 0.14%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 45% - 103%, and an expected life of 1 year.  The aggregate fair value of the warrants on grant date was $31,541.

A summary of warrant activity is as follows:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2013	3,850,000	$1.00	2.42	$	−
Granted	363,333	1.00	2.89		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at March 31, 2014	4,213,333	$1.00	2.24	$	−
Exercisable at March 31, 2014	4,088,333	$1.00	2.24	$	−

NOTE 10 COMMITMENTS

Operating Leases

The Company leases its facility located in Petaluma, California under a noncancelable operating lease. The term of the lease is 18 months starting on March 1, 2014 and ends on August 31, 2015 with a monthly rent of $2,310. Rent expense amounted to $3,075 and $0 during the three month periods ended March 31, 2014 and 2013, respectively.

At March 31, 2014, future minimum lease payments under non-cancelable operating leases approximate the following for the fiscal years ending December 31.

2014	$21,000
2015	18,000
2016	−
2017	−
2018	−

$39,000

NOTE 11 SUBSEQUENT EVENTS

None.

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

Revenue

We did not have any revenues during the three months ended March 31, 2014 or the three months ended March 31, 2013.

Net Loss

Our net loss for the three months ended March 31, 2014 was $413,301 compared to $10,871 for the three months ended March 31, 2013. The increase in net loss compared to the prior year period is the result of our commencement of operations in May 2013 from our previous shell company status during the three months ended March 31, 2013.   Our net loss for the three months ended March 31, 2014 included $225,000 of non-cash expenses related to common stock issued for services and $69,799 of accounts payable and accrued expenses.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $109,673; total assets of $200,858; and total liabilities of $404,902.  For the three months ended March 31, 2014, net cash used in operations was $125, 521.   For the three months ended March 31, 2014, the Company received $235,000 in proceeds from the issuance of common stock.  Our total stockholder’s deficit at March 31, 2014 was $204,044.

To date, we have financed our operations through funding by our stockholders and the issuance of promissory notes and common stock and securities convertible into common stock.  We will need to secure additional financing to continue our operations.  However, we cannot provide any assurances that we will be able to raise additional funds to meet our cash needs or that we can achieve profitability. The failure to secure any financing will severely curtail our plans for future growth or in more severe scenarios the continued operations of our Company.  Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through December 31, 2013.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer (who is the same person), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management's report was not subject to attestation by the Company's registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A.

RISK FACTORS

The “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC on March 28, 2014 (the “Form 10-K”) are hereby incorporated by reference herein.  Readers are encouraged to read the Form 10-K including those risk factors.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 17, 2014 and March 31, 2014, the Company entered into subscription agreements with 6 accredited investors pursuant to which the Company issued a total of 363,333 shares of common stock, and three-year warrants to purchase up to 363,333 shares of common stock at $1.00 per share, in exchange for cash proceeds totaling $235,000.  The agreements for the issuance of shares and warrants to the investors was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of investors; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale or issuance of the securities took place directly between the investor and the Company.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

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

Dated:   May 15, 2014

By:   /s/ Kevin Kearney

          President and Chief Financial Officer