Form 10-Q
period 2014-06-30
LED Lighting Co
filed 2014-08-19
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at August 11, 2014
Common Stock, par value $0.0001	8,408,629

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

•

"SEC" refers to the United States Securities and Exchange Commission;

•

"Securities Act" refers to the United States Securities Act of 1933, as amended;

•

"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

FINANCIAL STATEMENTS

Condensed balance sheets as of June 30, 2014 (unaudited) and December 31, 2013 (audited)	4
Condensed statements of operations for the three and six months ended June 30, 2014 and (unaudited)	5
Condensed statements of cash flows for the three and six months ended June 30, 2014 and 2013 (unaudited)	6
Notes to condensed financial statements (unaudited)	7 - 13

LED LIGHTING COMPANY

CONDENSED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2014	2013
Current Assets	(Unaudited)	(Audited)
Cash	$291	$194
Prepaid and other current assets	47,096	−
Loan receivable	84,000	84,000
TOTAL ASSETS	$131,387	$84,194

LIABILITIES AND STOCKHOLDERS'DEFICIT
Current Liabilities
Accounts Payable & Accrued Expenses	417,913	250,104
Convertible Promissory Notes	15,000	15,000
Note Payable	90,000	70,000
Total Liabilities	522,912	335,104

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,153,333 and 6,450,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	715	645
Additional paid-in capital	1,040,583	550,319
Deficit accumulated during the development stage	(1,432,823)	(801,874)
Total Stockholders' Deficit	(391,525)	(250,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$131,387	$84,194

The accompanying notes are an integral part of these condensed financial statements.

LED LIGHTING COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2014		For the three months ended June 30, 2013		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Revenue	$	−	$	−	$	−	$	−
Cost of revenue		−		−		−		−
Gross profit		−		−		−		−

Stock based compensation		30,167		−		255,334		−
Consulting expense		75,000		188,833		175,000		188,833
Operating expenses		116,194		94,506		204,328		105,377
Loss before other income		(221,361)		(283,339)		(634,662)		(294,210)

Other income
Other income		3,713		−		3,713		−
		3,713		−		3,713		−

Loss before income taxes		(217,648)		(283,339)		(630,949)		(294,210)

Income tax expense		−		−		−		−
Net loss		$(217,648)		$(283,339)		$(630,949)		$(294,210)

Loss per share - basic and diluted		$(0.03)		$(0.02)		$(0.09)		$(0.02)
Weighted average shares - basic and diluted
		7,338,444		14,342,857		6,894,222		17,155,801

The accompanying notes are an integral part of these condensed financial statements.

LED LIGHTING COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(630,949)		$(294,210)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for services	255,000		25,000
Common stock issued for debt settlement	−		25,000
Stock based compensation	334		−
Changes in operating assets and liabilities
Prepaid and other current assets	(47,096)		−
Cash held in escrow	−		(58,183)
Accounts payable & accrued expenses	167,808		22,393
Net cash used in operating activities	(254,903)		(280,000)

FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	20,000		−
Proceeds from the issuance of common stock	235,000		280,000
Net cash provided by financing activities	255,000		280,000
Net increase in cash	97		−
Cash, beginning of period	194		−
Cash, end of period	$291	$	−

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

In the quarter ending June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2014 and December 31, 2013.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Due to our history of losses since inception, there is not enough evidence at this time to support that we will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of June 30, 2014. Income taxes have been accounted for using the liability method.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2014 and December 31, 2013 there were no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses and an accumulated deficit of $1,432,823 since inception of the Company on July 19, 2010 through June 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

We have evaluated the recent accounting pronouncements through ASU 2014-12 and believe that none of them will have a material effect on our financial statements.

NOTE 4 - LOAN RECEIVABLE

Loan receivable amounted to $84,000 as of June 30, 2014 and December 31, 2013, and consists of an advance of $70,000 made to Polybrite and fees of $14,000 earned related to the December 2013 Purchase Order Financing and Distribution Agreement that was entered into with Polybrite.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Accounts payable	$193,913	$126,104
Payroll related liabilities	210,000	110,000
Other current liabilities	14,000	14,000

	$417,913	$250,104

Effective October 17, 2013, LED Lighting Company entered into an Employment Agreement with Kevin Kearney, its Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of one year; annual compensation of $120,000. The Company accrued $80,000 related to this agreement as of June 30, 2014.

Effective October 17, 2013, the Company entered into an amendment to its Consulting Agreement with George Mainas a stockholder, providing for additional consulting services from George Mainas in consideration for a monthly consulting fee of $10,000. The Company accrued $90,000 related to this agreement as of June 30, 2014.

On December 10, 2013, the Company entered into a Consulting Agreement with J. Thomas Hannan providing for certain consulting services from him in consideration for a monthly consulting fee of $40,000. The Company accrued $40,000 related to this agreement as of June 30, 2014.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

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

NOTE 7 - NOTE PAYABLE

In December 2013, the Company issued an unsecured and non-interest bearing note payable for an amount of $70,000. The note payable is due on demand.

In April 2014, the Company issued an unsecured and non-interest bearing note payable for an amount of $20,000. The note payable is due on demand.

NOTE 8 - STOCKHOLDERS' DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2014, there are 7,153,333 shares of common stock issued and outstanding and none of preferred stock.

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

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

Between January 17, 2014 and June 30, 2014 the Company agreed to issue to 6 accredited investors a total of 363,333 shares of Common Stock and 363,333 warrants to purchase shares of Common Stock at an exercise price of $1.00 with a 3 year term, resulting in proceeds to the Company of $235,000.

On March 17, 2014, the Company entered into a consulting agreement with Gary Rockis for certain sales and business related consulting services in consideration for the issuance of 300,000 shares of Company common stock. The shares were valued using the price per share used in the most recent equity sale transaction of $0.75.

On June 12, 2014, and in connection with Gary Rockis consulting agreement mentioned above, the Company issued additional 40,000 shares of Company common stock as a bonus payment. The shares were valued using the price per share used in the most recent equity sale transaction of $0.75.

NOTE 9 - STOCK BASED COMPENSATION

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

There were no stock options granted during the six month ended June 30, 2014. For the year ended December 31, 2013, the fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected volatility 45%, expected term of 1 year and risk free rate of 0.13%. Expected volatilities are based on historical volatilities of the comparable publicly traded companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of options granted in 2013 was $0.

Warrants

On May 28, 2013 and in connection with the subscription agreement mentioned above, the Company issued three-year warrants to purchase up to 3,330,000 shares of common stock at an exercise price of $1.00 per share.

During the period from January 17 to June 30, 2014 and in connection with the subscription agreement mentioned above, the Company issued three-year warrants to purchase up to 363,333 shares of common stock at an exercise price of $1.00 per share.

NOTE 9 - STOCK BASED COMPENSATION (Continued)

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

A summary of warrant activity is as follows:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2013	3,850,000	$1.00	2.42	$	−
Granted	363,333	1.00	1.99		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at June 30, 2014	4,213,333	$1.00	1.99	$	−
Exercisable at June 30, 2014	4,213,333	$1.00	1.99	$	−

NOTE 10 - SUBSEQUENT EVENTS

Effective July 1, 2014, the Company entered into a consulting agreement with Andrew Molasky for his provision of certain business consulting services to the Company. The consulting agreement provides for the Company’s issuance of 1,255,295 shares of Company common stock to Mr. Molasky in consideration for his services. In connection with the consulting agreement, the Company also issued a common stock purchase warrant to Mr. Molasky pursuant to which he may purchase up to 1,255,295 shares of Company common stock at $1.00 per share for up to three years.

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

Effective as of October 12, 2013, the Company entered into an Agreement and amendment (the “Agreement”) with Goeken Group Corp. and its wholly-owned subsidiary, PolyBrite, pursuant to which the Company and PolyBrite agreed to work together to secure funding for PolyBrite and complete a transaction in which PolyBrite will become a publicly traded company through an acquisition with the Company (the “Polybrite Acquisition”). The parties initially anticipated the Polybrite Acquisition would be completed on or before March 31, 2014, which did not occur. On July 22, 2014, the parties entered into an amendment to the Agreement pursuant to which the parties anticipate entering into a definitive agreement for the Polybrite Acquisition on or before September 30, 2014, and completing the Polybrite Acquisition on or before December 31, 2014. However, the completion of the Polybrite Acquisition is subject to numerous conditions, many of which are outside of the control of the Company, and the Company cannot provide any assurances that the Company will enter into a definitive agreement for the Polybrite Acquisition, or that the Polybrite Acquisition will be completed on or before December 31, 2014, or completed at all.

Revenue

We had no revenues during the three and six month periods ended June 30, 2014 and June 30, 2013.

Net Loss

Our net loss for the three months ended June 30, 2014 was $217,648 compared to $283,339 for the three months ended June 30, 2013. The decrease in net loss compared to the prior year period is mainly the result of a decrease in consulting expenses from $188,833 in 2013 to $75,000 in 2014. Our net loss for the three months ended June 30, 2014 included $30,000 of non-cash expenses related to common stock issued for services.

Our net loss for the six months ended June 30, 2014 was $630,949 compared to $294,210 for the six months ended June 30, 2013. The increase in net loss compared to the prior year period is the result of $255,334 stock based compensation related to issuing equity based instruments as compensation, $93,458 of professional fees and $61,782 of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $291; total assets of $131,387; and total liabilities of $522,912.

For the six months ended June 30, 2014, net cash used in operations was $254,903. For the six months ended June 30, 2014, the Company received $255,000 in proceeds from the issuance of common stock. Our total stockholder’s deficit at June 30, 2014 was $1,432,823.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 12, 2014, and in connection with a consulting agreement with Gary Rockis, the Company issued an additional 40,000 shares of Company common stock as a bonus payment. The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale or issuance of the securities took place directly between the individual and the Company.

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

Dated: August 19, 2014

By:

/s/ Kevin Kearney

President and Chief Financial Officer