Form 10-Q
period 2014-09-30
LED Lighting Co
filed 2014-11-19
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 00054146

LED LIGHTING COMPANY
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3457679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2090 Novato Blvd., Novato, California 94947
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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at November 19, 2014
Common Stock, par value $0.0001	8,668,629

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

•

"SEC" refers to the United States Securities and Exchange Commission;

•

"Securities Act" refers to the United States Securities Act of 1933, as amended;

•

"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

FINANCIAL STATEMENTS

Condensed balance sheets as of September 30, 2014 (unaudited) and December 31, 2013	4
Condensed statements of operations for the three and nine months ended September 30, 2014 and 2013 (unaudited)	5
Condensed statements of cash flows for the three and nine months ended September 30, 2014 and 2013 (unaudited)	6
Notes to condensed financial statements (unaudited)	7

LED LIGHTING COMPANY

CONDENSED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2014	2013
Current Assets	(Unaudited)	(Audited)
Cash	$19,554	$194
Prepaid and other current assets	47,096	−
Loan receivable	84,000	84,000
TOTAL ASSETS	$150,650	$84,194

LIABILITIES AND STOCKHOLDERS'DEFICIT
Current Liabilities
Accounts payable & accrued expenses	219,321	250,104
Convertible promissory notes, net	21,612	15,000
Note payable	90,000	70,000
Total Liabilities	330,933	335,104

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014and December 31, 2014, respectively	−	−
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,668,628 and 6,450,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	867	645
Additional paid-in capital	2,350,515	550,319
Accumulated deficit	(2,531,665)	(801,874)

Total Stockholders' Deficit	(180,283)	(250,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$150,650	$84,194

The accompanying notes are an integral part of these condensed financial statements.

LED LIGHTING COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013		For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Revenue	$20,000	$	−	$20,000	$	−
Cost of revenue	20,000		−	20,000		−
Gross profit	−		−	−		−

Stock based compensation	89,113		167	344,447		167
Consulting expense	991,471		79,294	1,166,471		268,127
Operating expenses	18,648		40,706	222,975		146,083
Loss before other income	(1,099,232)		(120,167)	(1,733,893)		(414,377)

Other income (expense)
Interest expense	(4,611)		−	(4,611)		−
Other income	5,000		−	8,713		−
	389		−	4,102		−

Loss before income taxes	(1,098,843)		(120,167)	(1,729,791)		(414,377)

Income tax expense	−		−	−		−
Net loss	$(1,098,843)		$(120,167)	$(1,729,791)		$(414,377)

Loss per share - basic and diluted	$(0.13)		$(0.03)	$(0.23)		$(0.03)
Weighted average shares - basic and diluted	8,362,132		4,400,000	7,387,275		12,857,143

The accompanying notes are an integral part of these condensed financial statements.

LED LIGHTING COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
OPERATING ACTIVITIES:
Net loss	$(1,729,791)		$(414,377)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for services	1,196,471		25,000
Common stock issued for debt settlement	−		25,000
Amortization of debt discount	4,611		−
Stock based compensation	89,447		167
Changes in operating assets and liabilities
Prepaid and other current assets	(47,096)		−
Cash held in escrow	−		(22,411)
Accounts payable & accrued expenses	229,217		106,621
Net cash used in operating activities	(257,140)		(280,000)
FINANCING ACTIVITIES:
Proceeds from the issuance of convertible promissory notes	21,500		−
Proceeds from the issuance of note payable	20,000		−
Proceeds from the issuance of common stock	235,000		280,000
Net cash provided by financing activities	276,500		280,000

Net increase in cash	19,360		−

Cash, beginning of period	194		−

Cash, end of period	$19,554	$	−

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Stock issued to settle accrued compensation	$260,000	$	−

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

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2014 and December 31, 2013.

REVENUE RECOGNITION

We recognize revenue for our services when each of the following four criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Due to our history of losses since inception, there is not enough evidence at this time to support that we will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of September 30, 2014. Income taxes have been accounted for using the liability method.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2014 and December 31, 2013 there were no outstanding dilutive securities.

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

NOTE 2 – GOING CONCERN (continued)

The Company has sustained operating losses and has an accumulated deficit of $2,531,665 since inception of the Company on July 19, 2010 through September 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

These unaudited condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.The management of the Company plans to use their personal funds or seek equity or debt financing to pay all expenses incurred by the Company in 2014. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 – LOAN RECEIVABLE

Loan receivable amounted to $84,000 as of September 30, 2014 and December 31, 2013, and consists of an advance of $70,000 made to Polybrite International, Inc. (Polybrite) for marketing expenses and fees of $14,000 earned related to the December 2013 Purchase Order Financing and Distribution Agreement that was entered into with Polybrite. The Company is a sales representative of Polybrite’s LED products.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Accounts payable	$216,822	$126,104
Payroll related liabilities	−	110,000
Other current liabilities	2,500	14,000

	$219,322	$250,104

Effective October 17, 2013, LED Lighting Company entered into an Employment Agreement with Kevin Kearney, its Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of one year; annual compensation of $120,000. The Company accrued $100,000 related to this agreement as of August 31, 2014.

Effective October 17, 2013, the Company entered into an amendment to its Consulting Agreement with George Mainas a stockholder, providing for additional consulting services from George Mainas in consideration for a monthly consulting fee of $10,000. The Company accrued $110,000 related to this agreement as of August 31, 2014.

On December 10, 2013, the Company entered into a Consulting Agreement with J. Thomas Hannan providing for certain consulting services from him in consideration for a monthly consulting fee of $5,000. The Company accrued $50,000 related to this agreement as of August 31, 2014.

For the nine months ended September 30, 2014, $2,500 is due to George Mainas, a related party, to recompense a fee that the related party covered.

Effective August 25, 2014, the Company entered into Debt Conversion Agreements with George Mainas, J. Thomas Hannan and Kevin Kearney pursuant to which each individual agreed to convert accrued compensation of $260,000 and payable to such person under the terms of their respective consulting or employment agreement as of August 31, 2014 into shares of Company common stock at $1.00 per share. The Debt Conversion Agreements resulted in the conversion of an aggregate of $260,000 into 260,000 shares of Company common stock. Mr. Mainas and Mr. Hannan also agreed that their consulting agreements would be terminated as of August 31, 2014, and Mr. Kearney agreed that no future compensation will be owed to him by the Company under his employment agreement as of August 31, 2014.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES, NET

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

NOTE 6 – CONVERTIBLE PROMISSORY NOTES, NET (continued)

On July 1, 2014, the Company entered into a Convertible Promissory Note with an investor in the aggregate amount of $5,000, the Company recorded a $1,000 of issuance discount upon issuance and net proceeds were $4,000. The note accrues interest at 10% per annum and is due and payable in one year. The note holder may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share. Additionally, the Company recorded a beneficial conversion feature on the date of issuance equals to the intrinsic value of $4,333 and was recorded as a debt discount which will amortized over the term of the note. During the quarter ended September 30, 2014, amortization of debt discount amounted to $1,083.

In July 2014, the Company entered into four Convertible Promissory Notes with officers and directors of the Company in the aggregate amount of $7,500. The notes accrue interest at 10% per annum and are due and payable in one year. The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share. Additionally, the Company recorded a beneficial conversion feature on the date of issuance equals to the intrinsic value of $6,500 and was recorded as a debt discount which will amortized over the term of the note. During the quarter ended September 30, 2014, amortization of debt discount amounted to $1,625.

In August 2014, the Company entered into four Convertible Promissory Notes with officers and directors of the Company in the aggregate amount of $10,000. The notes accrue interest at 10% per annum and are due and payable in one year. The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share. Additionally, the Company recorded a beneficial conversion feature on the date of issuance equals to the intrinsic value of $8,667 and was recorded as a debt discount which will amortized over the term of the note. During the quarter ended September 30, 2014, amortization of debt discount amounted to $1,444.

NOTE 7 – NOTE PAYABLE

In December 2013, the Company issued an unsecured and non-interest bearing note payable for an amount of $70,000. The note payable is due on demand.

In April 2014, the Company issued an unsecured, 10% bearing note payable to Molasky, a consultant for an amount of $20,000. The note payable is due on demand.

NOTE 8 – STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2014, there are 8,668,628 shares of common stock issued and outstanding and none of preferred stock.

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

NOTE 8 – STOCKHOLDERS' EQUITY (continued)

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

On March 17, 2014, the Company entered into a consulting agreement with Gary Rockis for certain sales and business related consulting services in consideration for the issuance of 300,000 shares of Company common stock. The shares were valued at $225,000 using the price per share used in the most recent equity sale transaction of $0.75.

On June 12, 2014, and in connection with Gary Rockis consulting agreement mentioned above, the Company issued additional 40,000 shares of Company common stock as a bonus payment. The shares were valued at $30,000 using the price per share used in the most recent equity sale transaction of $0.75.

Effective and vested on July 1, 2014, the Company entered into a consulting agreement with Andrew Molasky for his provision of certain business consulting services to the Company. The consulting agreement provides for the Company’s issuance of 1,255,295 shares of Company common stock to Mr. Molasky in consideration for his services. The shares were valued using the price per share used in the most recent equity sale transaction of $0.75 for a total value of $941,471 which was recorded as consulting fees. In connection with the consulting agreement, the Company also issued a common stock purchase warrant to Mr. Molasky pursuant to which he may purchase up to 1,255,295 shares of Company common stock at $1.00 per share for up to three years. The warrants were valued on the date of issuance using the Black-Scholes valuation model at $89,113 and were recorded as stock based compensation.

NOTE 9 – STOCK BASED COMPENSATION

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

NOTE 9 – STOCK BASED COMPENSATION (continued)

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

There were no stock options granted during the nine month ended September 30, 2014. For the year ended December 31, 2013, the fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected volatility 45%, expected term of 1 year and risk free rate of 0.13%. Expected volatilities are based on historical volatilities of the comparable publicly traded companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of options granted in 2013 was $0.

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

Effective July 1, 2014, and in connection with the consulting agreement with Andrew Molasky mentioned under Note 8 above, the Company issued a common stock purchase warrant to Mr. Molasky pursuant to which he may purchase up to 1,255,295 shares of Company common stock at $1.00 per share for up to three years. The associated warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.11%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 49%, and an expected life of 1 year. The aggregate fair value of the warrants on grant date was $89,113.

A summary of warrant activity is as follows:

	Options	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,850,000	$1.00	2.42	$	−
Granted	1,618,628	1.00	1.97		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at September 30, 2014	5,468,628	$1.00	1.34	$	−
Exercisable at September 30, 2014	5,468,628	$1.00	1.97	$	−

NOTE 10 – SUBSEQUENT EVENTS

On October 22, 2014, the Company entered into settlement and general release agreement with Mark Wolff (“Wolff”), whereby the parties agreed to terminate the June 1, 2013 consulting warrant agreement between Wolff and the Company, in return the Company agreed to issue Wolff 50,000 restricted common stock and a warrant to purchase up to 150,000 Company common stock at an exercise price of $1.00.

On November 6, 2014, the Company entered a convertible promissory note for an amount of $50,000, bear interest at 10% per annum and due on March 1, 2015. Outstanding principal and interest under the note are convertible at any time during the term of the note at a fixed conversion price of $0.10.

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

Effective as of October 12, 2013, the Company entered into an Agreement and amendment (the “Agreement”) with Goeken Group Corp. and its wholly-owned subsidiary, PolyBrite, pursuant to which the Company and PolyBrite agreed to work together to secure funding for PolyBrite and complete a transaction in which PolyBrite will become a publicly traded company through an acquisition with the Company (the “Polybrite Acquisition”). The parties initially anticipated the Polybrite Acquisition would be completed on or before March 31, 2014, which did not occur. On July 22, 2014, the parties entered into an amendment to the Agreement pursuant to which the parties anticipate entering into a definitive agreement for the Polybrite Acquisition on or before September 30, 2014, and the Agreement was subsequently amended to extend the date to October 31, 2014. The Company did not enter into a definitive agreement for the Polybrite Acquisition and the Agreement, as amended, expired as of October 31, 2014.

Revenue

We had $20,000 in revenues during the three and nine month periods ended September 30, 2014 compared to $0 during the comparative periods in 2013. Our cost of sales related to revenues recognized in 2014 were $20,000 resulting in $0 gross profit.

Net Loss

Our net loss for the three months ended September 30, 2014 was $1,098,843 compared to $120,167 for the three months ended September 30, 2013. The increase in net loss compared to the prior year period is mainly the result of an increase in non-cash expenses related to 1,255,295 common stock issued for services valued at $941,471.

Our net loss for the nine months ended September 30, 2014 was $1,729,791 compared to $414,377 for the nine months ended September 30, 2013. The increase in net loss compared to the prior year period is mainly the result of an increase in non-cash expenses related to 1,555,295 common stock issued for services valued at $1,166,471.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $19,554; total assets of $150,650; and total liabilities of $330,935.

For the nine months ended September 30, 2014, net cash used in operations was $257,140 mainly related to increase in accounts payable and accrued expenses. For the nine months ended September 30, 2014, the Company received $235,000 in proceeds from the issuance of common stock, $21,500 from issuance of convertible promissory notes and $20,000 from issuance of notes payable. Our total stockholder’s deficit at September 30, 2014 was $180,283.

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

PART II—OTHER INFORMATION

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

None.

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

Dated: November 19, 2014

By: /s/ Kevin Kearney

President and Chief Financial Officer