Form 10-K
period 2014-12-31
LED Lighting Co
filed 2015-03-31
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-54146

LED LIGHTING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	46-3457679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2090 Novato Boulevard, Novato, California	94947
(Address of principal executive offices)	(Zip Code)

(415) 209-6468

Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class None	Name of Each Exchange on Which Registered None
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

Large accelerated filer .	Accelerated filer .
Non-accelerated filer . (Do not check if a smaller company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       . No   X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $0

As of March 31, 2015, there were 8,718,629 shares of the registrant's common stock outstanding.  The common stock is the registrant's only class of stock currently outstanding.

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

On May 30, 2013, the Company had entered into a Non-Exclusive Distributor Agreement with Polybrite International, Inc. (“Polybrite”) pursuant to which the Company is a non-exclusive distributor of Polybrite’s LED products. The agreement provides that the Company may purchase Polybrite’s LED products on most favored nation’s terms.  The term of the agreement is for five years, subject to any early termination.  On May 30, 2013, the Company had also entered into a Sales Representative Agreement with Polybrite pursuant to which the Company was appointed as a non-exclusive sales representative of Polybrite’s LED products. The agreement provides that the Company may make introductions, solicit sales, and make referrals for purchases of Polybrite’s LED products and receive commission compensation upon the completion of such sales.  The term of the agreement is for eight years, subject to either party’s right to terminate earlier.  PolyBrite is an innovative global lighting technology company that develops state of the art LED lighting systems.  PolyBrite’s proprietary technology is intended to bring the energy, environmental and economic advantages of LED technology to the marketplace.  PolyBrite engineers and manufactures solid-state lighting products, creating lamps and lighting systems under its Borealis Lighting brand, lighted/safety pet products under PolyBrite Lighted Pet Products brand and industrial/commercial safety products under PolyBrite Lighted Safety Products brand.  Additional information regarding PolyBrite may be found on their company website at www.polybrite.com.  The summary of the Sales Representative Agreement and Distributor Agreement is qualified in its entirety by reference to the Sales Representative Agreement which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2013.

On October 12, 2013, the Company had entered into an Agreement and amendment (the “Agreement”) with Goeken Group Corp. and its wholly-owned subsidiary, PolyBrite International, Inc. (“PolyBrite”) pursuant to which the Company and PolyBrite agreed to work together to secure funding for PolyBrite, retain the management consulting services, and complete a transaction in which PolyBrite will become a publicly traded company through an acquisition with the Company.  The Company and PolyBrite initially anticipated the completion of the acquisition transaction would occur on or before March 31, 2014.  However, the completion of the transactions described in the Agreement did not  occur by December 31, 2014.  The Company and Polybrite extended the term of the Agreement by amendments through October 31, 2014.  The Company and Polybrite did not complete the acquisition transaction and the Agreement as amended had expired as of October 31, 2014.  A Standstill Agreement between the Parties dated November 17, 2014 provided that the Company could not complete any acquisition that would prevent the Company from completing a public company transaction of Polybrite between November 17, 2014 and March 1, 2014.  As that date has passed, there is currently no agreement between the Company and Polybrite regarding a transaction of this nature, and no discussions are currently ongoing in that regard between the Company and Polybrite.

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

Product Offering

Our product offering includes the following:

•

Street Lighting

•

Parking Lot Lighting

•

Warehouse Lighting (High Bays)

•

Light Bulbs (A 19 Series)

•

Chandelier Bulbs

•

Flood and Spot Lights

•

Accent Lights

•

LED Tubes (replaces fluorescent bulbs)

•

Panel Lighting

History

The LED Lighting Company is a Delaware corporation which was incorporated in July 19, 2010.  Prior to June 1, 2013, it was a non-operational shell company named “Fun World Media, Inc.”   On June 1, 2013, the Company commenced operations under its current business plan of selling and distributing LED lighting bulbs and fixtures.

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

Our Employees

We have no full time contracted positions and one part-time contracted position as of the date of this Annual Report.

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

We are dependent for our success on a few key individuals. Our inability to retain appropriately experienced officers and consultants would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team.  Each of those individuals may voluntarily terminate his relationship with the Company at any time. Were we to lose one or more of these key individuals, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located at 2090 Novato Boulevard, Novato, California 94947, where we are using office and warehouse space owned by one of our shareholders.

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

Holders

As of March 31, 2015, there are approximately 31 shareholders of record of our common stock. Our transfer agent is Action Stock Transfer Corp. located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121 and its phone number is (801) 274-1088.

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

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2014 with respect to compensation plans under which our common stock is authorized for issuance

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By security holders in 2013	300,000	$1.00	1,200,000

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

Overview and Financial Condition

Results of Operations

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

We had $69,600 in revenues during the year ending December 31, 2014; we had no revenue in 2013.

Receivables were $84,000 and $84,000 as of December 31, 2014 and 2013, respectively, and consist of an advance of $70,000 made to Polybrite and fees of $14,000 earned related to the December 2013 Purchase Order Financing and Distribution Agreement that was entered into with Polybrite.  We also had prepaid expenses of $47,138 as of December 31, 2014 consisting of a $40,000 advance for product to our principal supplier Polybrite of which $3,262 had been utilized in 2014, netting $36,738 in remaining balance and prepayment of 2014 audit expenses of $10,400.

Operating expenses in fiscal 2014 were $1,842,279, which consisted primarily of consulting expenses, the settlement of accrued compensation through issuance of new shares and stock based compensation.  Cash operating expenses amounted to $330,440, of which $64,672 constituted cost of goods sold.  Twenty thousand dollars ($20,000) in cost of goods sold were incurred in sourcing goods from Integrated Systems Technology, a company principally owned by Gary Rockis, a related party.  Operating expenses in fiscal 2013 were $776,054 which consisted primarily of $578,137 non-cash charges related to issuance of stock, restricted stock and stock options to officers and consultants and $87,083 in professional fees. Operating expenses increased significantly compared to fiscal 2013 due to entering into and maintaining active operations in the LED distribution business.

We had a net loss of $1,851,239 in fiscal 2014 compared to a net loss of $776,054 in fiscal 2013.  The increase in the net loss was due to the increased marketing, general and administrative activity in 2014 and non-cash charges discussed above.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable. As of December 31, 2014, our Company had cash totaling $27,192, loan receivables totaling $84,000, prepaid assets of $47,138, and total and current assets of $158,330. We had total liabilities of $284,450 and therefore a stockholders’ deficit totaling $126,120 as of December 31, 2014.

Net cash used in operating activities in fiscal 2014 was $330,440. The net cash used by operating activities was related to increased activities incurred in ramping up our business operations over the previous period from inception less the amount of those activities that could be paid for in issuance of shares.

Net cash provided by financing activities in 2014 was $357,438. The net cash provided by financing activities was attributable to proceeds from the sale of equity amounting to $235,000, issuance of convertible notes amounting to $94,000, and an increase in notes payable of $28,438.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through December 31, 2014.  We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur.  The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2014, nor do we have any as of the date of this Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included beginning on page F-1 of this report:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and age of our current director and executive officer, and the principal position held by him:

Name	Age	Position

Kevin Kearney	61	Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director

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

Based solely upon a review of forms as filed with the SEC during our most recent fiscal year ended December 31, 2014, with the exception of Andrew Molasky, none of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed the reports required pursuant to Section 16(a) of the Exchange Act

Nominations to the Board of Directors

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during fiscal 2014.  No parties received cash compensation in excess of $100,000 during the year.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Comp ($)	Change in Pension Value and Non-Qual. Deferred Compens. Earnings ($)	All Other Comp	Total ($)

Kevin Kearney	2013	50,000(1)	-	50,000	-	-	-	-	50,000
Chief Executive Officer/Chief Financial Officer/Director since May 28, 2013.	2014	80,000(1)	-	50,000	-	-	-	-	50,000

(1)

 Effective October 17, 2013, LED Lighting Company entered into an Employment Agreement with Kevin Kearney.  The Employment Agreement had provided for a term of one year with potential for extension with annual compensation of $120,000. The Company did not pay any salary to Mr. Kearney but accrued $50,000 related to this agreement that was recorded under other current liabilities as of December 31, 2013.  In August 2014, the employment agreement was terminated.  Mr. Kearney had received $30,000 in cash compensation during 2014 and received the remainder [$100,000, taking into account the $50,000 liability from 2013 and incremental accrual in 2014] in the form of shares in the Company priced at $1.00.  The last price at which shares were sold to an investor was $0.75.

Employment and Consulting Agreements

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

Effective October 17, 2013, the Company entered into a Consulting Agreement with George Mainas, a shareholder.  The Consulting Agreement provided for a term of one year; monthly compensation of $10,000; and the issuance of 500,000 shares of Company common stock.  The foregoing is only a brief description of the material terms of the Consulting Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to the Company’s Current Report on Form 8K filed with the SEC on October 17, 2013.  On September 3, 2014, the Consulting Agreement was terminated and a settlement reached with Mr. Mainas under which accrued compensation ($110,000, with $50,000 having accrued during 2013 and $60,000 accruing during 2014) would be paid to Mr. Mainas in the form of common shares priced at $1.00.

Effective October 17, 2013, the Company entered into a Consulting Agreement with Thomas Hannan, a shareholder.  The Consulting Agreement provided for a term of one year; monthly compensation of $5,000; and the issuance of 500,000 shares of Company common stock.  The foregoing is only a brief description of the material terms of the Consulting Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to the Company’s Current Report on Form 8K filed with the SEC on October 17, 2013.  On September 3, 2014, the Consulting Agreement was terminated and a settlement reached with Mr. Hannan under which accrued compensation ($50,000, with $10,000 having accrued during 2013 and $40,000 accruing during 2014) would be paid to Mr. Hannan in the form of common shares priced at $1.00.

Grants of Stock Awards

During 2014, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

During the 2014, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

Gary Rockis, a consultant, received 300,000 shares for services rendered during 2014.  Andrew Molasky, a consultant who is also a creditor, received 1,255,295 shares for services rendered during 2014.   None of our named executive officers received any other equity awards, including, options, restricted stock or other equity incentives during 2014 or 2013.

On October 22, 2014, the Company entered into settlement and general release agreement with Mark Wolff (“Wolff”), whereby the parties agreed to terminate the June 1, 2013 consulting warrant agreement between Wolff and the Company, in return the Company agreed to issue Wolff 50,000 restricted common stock and a warrant to purchase up to 150,000 Company common stock at an exercise price of $1.00.  The associated warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.13%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 78%, and an expected life of 1 year. The aggregate fair value of the warrants on grant date was $23,581.

Compensation of Directors

During the 2014 and 2013 no member of our Boards of Directors received any compensation for his services as a director.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2015, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock.  The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise.  Beneficial ownership may be disclaimed as to certain of the securities.  This table has been prepared based on the number of shares outstanding totaling 8,718,629, adjusted individually to include all warrants held by such individual which are exercisable within 60 days of March 31, 2015 as shown below.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned(2)

Officers and Directors
Kevin Kearney	1,150,000(3)	12.8%
All directors and executive officers as a group	1,150,000(3)	12.8%
(1 person)

5% or Greater Stockholders
Lovitt & Hannan, Inc. 401K FBO J. Thomas Hannan	1,990,000(4)	20.6%
900 Front Street, Suite 300
San Francisco, California 94111

New Novus Capital	1,000,000(5)	10.8%
2370 Friars Lane
Los Altos, California 94024

Suter Dubose	600,000(6)	6.7%
1565 CR 37E
Lyons, CO 80540

George D. Mainas	500,000(7)	5.6%
2090 Novato Blvd.
Novato, California 94947

George Mainas	860,000(8)	9.3%
2090 Novato Blvd.
Novato, California 94947

Steven J. Davis	1,000,000(9)	11.1%
1042 N. El Camino Real, B261
Encinitas, California 92024

Louise Ukelja	500,000(9)	5.6%
6044 Lidolane, Long Beach
California 90803

David Lucas	500,000(9)	5.6%
13141 Ponderosa Way
Ft. Meyers, Florida 33907

Virginia DeKat	500,000(9)	5.6%
61688 Tam McArthur Loop
Bend, OR 97702

Gary J. Rockis	1,110,000(10)	12.2%
555 Edgewater Drive
Morris, IL 60540
Andrew Molasky	3,060,590(11)	29.1%
100 North City Parkway Suite 1700 Las Vegas, NV 89106

Joseph Merhi	1,000,000	11.5%
8228 Sunset Blvd., 3rd Fl Beverly Hills, CA 90210

(1)

Unless otherwise noted, the address is c/o LED Lighting Company, 2090 Novato Blvd., Novato, CA 94947.

(2)

Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership (which includes all shares which may be issued to each beneficial owner under warrants and convertible instruments which are exercisable within 60 days of March 31, 2015) by the total shares of common stock outstanding as of March 31, 2015 and all shares which may be issued to that beneficial owner under warrants and convertible instruments which are exercisable within 60 days of March 31, 2015.

(3)

Includes warrants to purchase up to 250,000 shares of common stock at $1.00 per share and options to convert note holding into 50,000 shares of common stock at $0.10 per share which are exercisable within 60 days after March 31, 2015.

(4)

Includes warrants to purchase up to 500,000 shares of common stock at $1.00 per share which are exercisable within 60 days after March 31, 2015.

(5)

Includes warrants to purchase up to 700,000 shares of common stock at $1.00 per share and options to convert note holding into 240,000 shares of common stock at $0.10 per share which are exercisable within 60 days after March 31, 2015.

(6)

Includes warrants to purchase up to 300,000 shares of common stock at $1.00 per share which are exercisable within 60 days after March 31, 2015.

(7)

Includes warrants to purchase up to 250,000 shares of common stock at $1.00 per share which are exercisable within 60 days after March 31, 2015.

(8)

Includes warrants to purchase up to 350,000 shares of common stock at $1.00 per share and options to convert note holding into 150,000 shares of common stock at $0.10 per share which are exercisable within 60 days after March 31, 2015.

(9)

Includes warrants to purchase up to 250,000 shares of common stock at $1.00 per share which are exercisable within 60 days after March 31, 2015.

(10)

Includes warrants to purchase up to 360,000 shares of common stock at $1.00 per share and options to convert note holding into 50,000 shares of common stock at $0.10 per share which are exercisable within 60 days after March 31, 2015.

(11)

Includes warrants to purchase up to 1,255,925 shares of common stock at $1.00 per share options to convert note holding into 550,000 shares of common stock at $0.10 per share which are exercisable within 60 days after March 31, 2015.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of any transaction occurring since January 1, 2013, or any proposed transaction, in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation" above).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

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

•

On May 28, 2013, the Company entered into a Consulting Agreement with George Mainas pursuant to which the Company agreed to pay $140,000 in exchange for certain consulting services to the Company.  Mr. Mainas is a beneficial owner of 5% or more of the Company’s securities.

•

On October 17, 2013, the Company entered into an Employment Agreement with Kevin Kearney, its Chief Executive Officer, Chief Financial Officer, President and Secretary.  The Employment Agreement provides for a term of one year; annual compensation of $120,000; and the issuance of 500,000 shares of Company common stock.

•

Effective October 17, 2013, the Company entered into an Consulting Agreement with George Mainas, a shareholder.  The Consulting Agreement provided for a term of one year; monthly compensation of $10,000; and the issuance of 500,000 shares of Company common stock.  The foregoing is only a brief description of the material terms of the Consulting Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to the Company’s Current Report on Form 8K filed with the SEC on October 17, 2013.  On September 3, 2014, the Consulting Agreement was terminated and a settlement reached with Mr. Mainas under which accrued compensation ($110,000, with $50,000 having accrued during 2013 and $60,000 accruing during 2014) would be paid to Mr. Mainas in the form of common shares priced at $1.00.

•

Effective October 17, 2013, the Company entered into a Consulting Agreement with Thomas Hannan, a shareholder.  The Consulting Agreement provided for a term of one year; monthly compensation of $5,000; and the issuance of 500,000 shares of Company common stock.  The foregoing is only a brief description of the material terms of the Consulting Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to the Company’s Current Report on Form 8K filed with the SEC on October 17, 2013.  On September 3, 2014, the Consulting Agreement was terminated and a settlement reached with Mr. Hannan under which accrued compensation ($50,000, with $10,000 having accrued during 2013 and $40,000 accruing during 2014) would be paid to Mr. Hannan in the form of common shares priced at $1.00.

•

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

•

Effective August 25, 2014, the Company entered into Debt Conversion Agreements with George Mainas, J. Thomas Hannan and Kevin Kearney pursuant to which each individual agreed to convert all amounts of compensation accrued and payable to such person under the terms of their respective consulting or employment agreement as of August 31, 2014 into shares of Company common stock at $1.00 per share. The Debt Conversion Agreements resulted in the conversion of an aggregate of $260,000 into 260,000 shares of Company common stock. Mr. Mainas and Mr. Hannan also agreed that their consulting agreements would be terminated as of August 31, 2014, and Mr. Kearney agreed that no future compensation will be owed to him by the Company under his employment agreement as of August 31, 2014. The foregoing is only a brief description of the material terms of the Debt Conversion Agreements, and does not purport to be a complete description of the rights and obligations of the parties under those agreements.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2014 were $22,880.

(2)

Audit-Related Fees

There were no fees billed during the two years ended December 31, 2014 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3)

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2014.

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

(2)

Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3)

Exhibits

No.	Description
3.1	Certificate of Formation of the Company dated July 19, 2010 (1)
3.1.1	Certificate of Amendment to Certificate of Formation dated May 28, 2013 (2)
3.2	Bylaws of the Company (1)
10.1	Share Cancellation Agreement dated May 28, 2013 (2)
10.2	Consulting Agreement with George Mainas dated May 28, 2013 (2)
10.3	Consulting Agreement with Mark Wolff dated June 1, 2013 (2)
10.4	Form of Warrant Agreement with Mark Wolff dated June 1, 2013 (2)
10.5	Form of Subscription Agreement (2)
10.6	2013 Equity Incentive Plan (2)
10.7	Non-Exclusive Distributor Agreement with Polybrite International, Inc. dated May 30, 2013 (3)
10.8	Sales Representative Agreement with Polybrite International, Inc. dated May 30, 2013 (3)
10.9	Employment Agreement dated October 17, 2013 with Kevin Kearney (4)
10.10	Amendment to Consulting Agreement dated October 17, 2013 with George Mainas (4)
10.11	Consulting Agreement dated December 9, 2013 with J. Thomas Hannan (5)
10.12	Consulting Agreement dated July 1, 2014 with Andrew Molasky (7)
10.13	Warrant Agreement dated July 1, 2014 with Andrew Molasky (7)
10.14	Debt Conversion Agreement dated August 25, 2014 with George Mainas (8)
10.15	Debt Conversion Agreement dated August 25, 2014 with J. Thomas Hannan (8)
10.16	Debt Conversion Agreement dated August 25, 2014 with Kevin Kearney (8)
10.17	Loan Agreement dated November 6, 2014 with Andrew Molasky (9)
10.18	Convertible Promissory Note dated November 6, 2014 with Andrew Molasky (9)
10.19	Settlement Agreement and Mutual Release with Mark Wolff (9)
10.20	Warrant Agreement with Mark Wolff (9)
10.21	Consulting Agreement dated March 17, 2014 with Gary Rockis*
14.1	Code of Ethics(6)
21	List of Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
24	Power of Attorney*
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

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

(7)

Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 3, 2014.

(8)

Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 27, 2014.

(9)

Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 12, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LED Lighting Company (Registrant)

Date: March 31, 2015	/s/ Kevin Kearney
	By:	Kevin Kearney
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN KEARNEY Kevin Kearney	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 31, 2015

LED LIGHTING COMPANY

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

LED Lighting Company (Formerly Fun World Media, Inc.)

We have audited the accompanying balance sheets of LED Lighting Company (the "Company") as of December 31, 2014 and 2013, and the related statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, the Company has had minimal revenues and has an accumulated deficit of $2,653,113. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the Note 1, which include the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

March 31, 2015

LED LIGHTING COMPANY
BALANCE SHEETS

ASSETS	December 31,	December 31,
	2014	2013
Current Assets
Cash	$27,192	$194
Loan receivable	84,000	84,000
Prepaid Expenses	47,138	-
TOTAL ASSETS	$158,330	$84,194

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable & accrued expenses	$125,980	$250,104
Convertible promissory notes, net (related party)	60,032	15,000
Note payable, related party	98,438	70,000
Total Liabilities	284,450	335,104

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,718,629 and 6,450,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	872	645
Additional paid-in capital	2,526,121	550,319
Accumulated deficit	(2,653,113)	(801,874)
Total Stockholders' Deficit	(126,120)	(250,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$158,330	$84,194

The accompanying notes are an integral part of these financial statements.

LED Lighting Company

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenue	$69,600	$-
Cost of revenue	64,672	-
Gross profit	4,928	-

Stock based compensation	150,590	334
Consulting expense	1,425,297	578,137
Operating expenses	266,393	197,583
Loss before other income	(1,837,352)	(776,054)

Other income (expense)
Interest expense	(37,885)	-
Other expenses	(7)	-
Other income	24,005	-
	(13,887)	-

Loss before income taxes	(1,851,239)	(776,054)
Income tax expense	-	-
Net loss	$(1,851,239)	$(776,054)

Loss per share – basic and diluted	$(0.24)	$(0.06)
Weighted average shares – basic and diluted
	7,719,836	11,097,260

The accompanying notes are an integral part of these financial statements.

LED Lighting Company
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012	20,000,000	$ 2,000	$ 13,630	$ (25,820)	$ (10,190)
Shares issued for cash	2,850,000	285	284,715	-	285,000
Shares issued for services	2,250,000	225	224,775	-	225,000
Shares issued for debt settlement	250,000	25	24,975	-	25,000
Share Cancellation	(18,900,000)	(1,890)	1,890	-	-
Stock based compensation	-	-	334	-	334
Net loss	-	-	-	(776,054)	(776,054)
Balance, December 31, 2013	6,450,000	$ 645	$ 550,319	$ (801,874)	$ (250,910)
Shares issued for cash	363,334	36	234,964	-	235,000
Shares issued for services	1,595,295	160	1,196,311	-	1,196,471
Shares issued for debt settlement	310,000	31	312,469	-	312,500
Beneficial conversion feature	-	-	81,468	-	81,468
Stock based compensation	-	-	150,590	-	150,590
Net loss	-	-	-	(1,851,239)	(1,851,239)
Balance, December 31, 2014	8,718,629	$ 872	$2,526,121	$ 2,653,113)	$ (126,120)

The accompanying notes are an integral part of these financial statements.

LED Lighting Company

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2014	For the Year ended December 31, 2013
OPERATING ACTIVITIES:
Net loss	$(1,851,239)	$(776,054)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	1,196,471	225,000
Amortization of debt discount	32,500	-
Stock based compensation	150,590	334
Changes in operating assets and liabilities
Prepaid and other current assets	(47,138)	-
Accounts payable & accrued expenses	188,376	264,914
Net cash used in operating activities	(330,440)	(285,806)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	94,000	15,000
Proceeds from the issuance of note payable	28,438	70,000
Proceeds from the issuance of common stock	235,000	285,000
Loan receivable	-	(84,000)
Net cash provided by financing activities	357,438	286,000

Net increase in cash	26,998	194

Cash, beginning of period	194	-

Cash, end of period	$27,192	$194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Stock issued to settle debt	$312,500	$25,000

The accompanying notes are an integral part of these financial statements.

LED LIGHTING COMPANY

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2014 and 2013

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

Effective as of October 12, 2013, the Company entered into an Agreement and amendment (the “Agreement”) with Goeken Group Corp. and its wholly-owned subsidiary, PolyBrite, pursuant to which the Company and PolyBrite agreed to work together to secure funding for PolyBrite, retain the management consulting services of the Catalyst Acquisition Group LLC, and complete a transaction in which PolyBrite will become a publicly traded company through an acquisition with the Company.  The Company and PolyBrite initially anticipated that the completion of the acquisition transaction would occur on or before March 31, 2014. However, the completion of the transactions described in the Agreement did not occur by March 31, 2014.  The Company and Polybrite extended the term of the Agreement by amendments through October 31, 2014.  The Company and Polybrite did not complete the acquisition transaction and the Agreement as amended has expired as of October 31, 2014.   A Standstill Agreement between the Parties dated November 17, 2014 provided that the Company could not complete any acquisition that would prevent the Company from completing a public company transaction of Polybrite between November 17, 2014 and March 1, 2015.  As that date has passed, there is currently no agreement between the Company and Polybrite regarding a transaction of this nature, and no discussions are currently ongoing in that regard between the Company and Polybrite.

Going Concern

The Company has sustained operating losses and an accumulated deficit of $2,653,113 since inception of the Company on July 19, 2010 through December 31, 2014. In 2014 the Company incurred a loss of $1,851,239.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

The management of the Company plans to use their personal funds or seek equity or debt financing to pay all expenses incurred by the Company in 2015. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of December 31, 2014.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2014.

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

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014, there were no deferred taxes.

Share Based Compensation

The Company applies ASC 718, Share-Based Compensation to account for its service providers’ share-based payments.  Common stock of the Company was given to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other professional services.

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

Net Loss Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2014, there were stock options outstanding for the purchase of 300,000 common shares, warrants for the purchase of 5,418,629 common shares, and rights to convert debt into 1,090,000 shares which could potentially dilute future earnings per share.  As of December 31, 2013, there were stock options outstanding for the purchase of 300,000 common shares, warrants for the purchase of 3,850,000 common shares and rights to convert debt into 150,000 shares which could potentially dilute future earnings per share.

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

Not Adopted

ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.

Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company did not elect for early adoption.

We have evaluated the recent accounting pronouncements through the date of issuance of the report and believe that none of them will have a material effect on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. LOAN RECEIVABLES

Loan receivables amounted to $84,000 as of December 31, 2014 and as of December 31, 2013.  This Loan receivable consists of an advance of $70,000 made to Polybrite, a supplier, and fees of $14,000 due from Polybrite related to the December 2013 Purchase Order Financing and Distribution Agreement that was entered into with Polybrite.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2014 and 2013:

	2014	2013

Accounts payable	$125,980	$63,427
Other current liabilities	-	186,677

	$125,980	$250,104

5. CONVERTIBLE PROMISSORY NOTES, RELATED PARTY

Effective November 7, 2013, the Company entered into two Secured Convertible Promissory Notes with two investors, one a related party, in the aggregate amount of $15,000.  The notes accrue interest at 10% per annum and are due and payable in one year.  The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share, and receive, upon conversion, an equal number of warrants to purchase shares of Company common stock at a $1.00 exercise price for a term of 3 years, with cashless exercise provision. The two Convertible Notes matured on November 7, 2014 and from that date forward are payable on the demand of the Note Holder.  No such demand had been received by the Company as of the date of filing this 10-K.

In July 2014, the Company entered into three Convertible Promissory Notes with related party investors, and one with a Director, in the aggregate amount of $20,000.  The notes accrue interest at 10% per annum and is due and payable in one year. The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

In August 2014, the Company entered into two Convertible Promissory Notes with investors in the Company, both related parties, in the aggregate amount of $9,000. The notes accrue interest at 10% per annum and are due and payable in one year. The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

In October 2014, the Company entered into two Convertible Promissory Notes with related party investors in the Company, and one with a Director, in the aggregate amount of $15,000. The notes accrue interest at 10% per annum and are due and payable in one year. The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

In November 2014, the Company issued a $50,000 Convertible Promissory Note with a related party investor in the Company.  The note accrues interest at 10% per annum and was due March 1, 2015.  The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share. The note matured March 1, 2015.  From that date forward, the Note is payable on the demand of the Note Holder.  No such demand had been received by the Company as of the date of filing this 10-K.

With regard to the $94,000 in notes issued in 2014, the Company recorded beneficial conversion features on the date of issuance that in the aggregate equals $81,468.  This was recorded as a debt discount that is amortized over the term of the notes. During the year 2014, amortization of debt discounts amounted to $32,500.

Principal value of Convertible Notes less the aggregate discounts plus amortization of debt discounts equals the $60,032 Convertible Promissory Notes liability on the December 31, 2014 Balance Sheet.  A summary table of Convertible Notes issued by the Company is presented below.

	Principal	BCF	Amort. Of	Prin. Balance	Accrued	Total Balance
Convertible Notes	Value	Discount	Discount	12/31/2014	Interest	12/31/2014
2013 10% Convertible Notes	$15,000	-	-	15,000	1,718	16,718
2014 10% Convertible Notes	$94,000	(81,468)	32,500	45,032	2,384	47,416
Total	$109,000	(81,468)	32,500	60,032	4,102	64,134

6. NOTES PAYABLE, RELATED PARTY

In December 2013, the Company issued an unsecured and non-interest bearing note payable for an amount of $70,000. The note payable is due on demand.

In April 2014, the Company issued an unsecured, 10% bearing note payable to Andrew Molasky, a related party, for services rendered as a consultant in the amount of $20,000. The note payable is due on demand.

In July 2014, the Company issued an unsecured, 10% bearing note payable to Gary Rockis, a related party, for services rendered as a consultant in the amount of $8,438. The note payable is due on demand.

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

Effective October 17, 2013, the Company granted 100,000 options to purchase Common Stock under its 2013 Equity Incentive Plan to each of three consultants in consideration for services provided to the Company.   The options have an exercise price of $1.00 per share and may be exercised for a period of two years from the date of grant. The grant of the options were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in granting the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of recipients; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individuals and the Company; and (f) the recipients of the options were all accredited investors.  The following assumptions were used to determine the fair value of the options of $0 at date of original grant on October 17, 2013.

The Options have no intrinsic value as their exercise price exceeds the price at which shares have been issued.  A summary of option activity under the Plan as of December 31, 2013 and changes during the year ended December 31, 2014 is presented below:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Average Expiration Date
Outstanding at December 31, 2013	300,000	$1.00	0.79	10/18/2015
Granted	-	-	-	-
Exercised	−	−	−	−
Forfeited or expired	−	−	−	−

Outstanding at December 31, 2014	300,000	$1.00	0.79	−

Exercisable at December 31, 2014	300,000	$1.00	0.79	−

Warrants

On various dates in 2013 and in connection with subscription agreements, the Company issued three-year warrants to purchase up to 3,350,000 shares of common stock at an exercise price of $1.00 per share. Since the warrants were issued in connection with a private placement and sale of Company’s common stock, there were no accounting impact related to the issuance of warrants on the accompanying financial statements.

On various dates in 2014 and in connection with the subscription agreements, the Company issued three-year warrants to purchase up to 363,333 shares of common stock at an exercise price of $1.00 per share. Since the warrants were issued in connection with a private placement and sale of Company’s common stock, there were no accounting impact related to the issuance of warrants on the accompanying financial statements  Additionally, the associated warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.14%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 45%, and an expected life of 1 year.  The aggregate fair value of the warrants is $31,541.

Effective June 1, 2013, the Company entered into a Consulting Agreement with Mark Wolff pursuant to which the Company has agreed to issue Mr. Wolff a Warrant to purchase up to 500,000 shares of Company common stock at an exercise price of $1.00 per share, vesting in 12 monthly increments starting on July 1, 2013 and terminating in 3 years. The Consulting Agreement was terminated as of August 1, 2013 and the vesting of the warrants terminated as of that date.  These warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.14%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 103%, and an expected life of 1 year.  The warrants had an aggregate fair value of $668. The Company recorded stock based compensation of $334 during the year ended December 31, 2013 related to these warrants.  Due to the termination of the Agreement and settlement between the parties, no compensation was incurred in relation to these warrants in 2014.

Effective and vested on July 1, 2014, the Company entered into a consulting agreement with Andrew Molasky, a related party, for his provision of certain business consulting services to the Company. The consulting agreement provides for the Company’s issuance of 1,255,295 shares of Company common stock to Mr. Molasky in consideration for his services. The shares were valued using the price per share used in the most recent equity sale transaction of $0.75 for a total value of $941,471 which was recorded as consulting fees. In connection with the consulting agreement, the Company also issued a common stock purchase warrant to Mr. Molasky pursuant to which he may purchase up to 1,255,295 shares of Company common stock at $1.00 per share for up to three years. The warrants were valued on the date of issuance using the Black-Scholes valuation model at $85,991 under the following assumptions: risk free interest rates of 0.10%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 48%, and an expected life of 1 year and were recorded as stock based compensation as of December 31, 2014.

Effective September 25, 2014, the Company issued a Warrant to Purchase Common Stock as stock based compensation to Mark Blackwell for services rendered, pursuant to which the Company agreed to issue him the right to purchase 300,000 shares of Company common stock for $1.00 per share for a period of 3 years. These warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.09%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 71%, and an expected life of 1 year. The warrants were valued on the date of issuance using the Black-Scholes valuation model at $41,018.

Effective October 22, 2014, the Company entered into a Settlement Agreement and Mutual Release and Warrant Agreement (the “Settlement Documents”) with Mark Wolff pursuant to which the Company agreed to issue Mr. Wolff 50,000 shares of Company common stock and a warrant to purchase up to 150,000 shares of Company common stock for $1.00 per share for a period of 2 years, and Mr. Wolff agreed to settle and release any and all claims pursuant to the previously entered into consulting agreement and warrant dated June 1, 2013 between Mr. Wolff and the Company.  The foregoing is only a brief description of the material terms of the Settlement Documents, and does not purport to be a complete description of the rights and obligations of the parties under those agreements.  These warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.11%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 78%, and an expected life of 1 year.  The warrants were valued on the date of issuance using the Black-Scholes valuation model at $23,581.

As the exercise price of the warrants issued exceeded the price at which shares have been issued by the Company, the warrants have no intrinsic value.

A summary of warrant activity as of December 31, 2014 and changes during the year then ended is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Avg Expiration Date
Outstanding December 31, 2013	3,850,000	$1.00	1.69	9/13/2016
Issued in 2014 - Investors	363,333	$1.00	3.00	3/5/2017
Issued in 2014 - Services	1,705,295	$1.00	2.00	6/17/2016
Exercised	-	-	-	-
Forfeited or Expired	(500,000)	-	-	-
Outstanding December 31, 2014	5,418,628	$1.00	1.84	10/1/2016
Exercisable December 31, 2014	5,418,628	$1.00	1.84	10/1/2016

8. STOCKHOLDERS’ DEFICIT

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

On March 17, 2014, the Company entered into a consulting agreement with Gary Rockis, a related party, for certain sales and business related consulting services in consideration for the issuance of 300,000 shares of Company common stock.  The shares were valued at $225,000 using the price per share used in the most recent equity sale transaction of $0.75.  On June 12, 2014, and in connection with Gary Rockis consulting agreement mentioned above, the Company issued additional 40,000 shares of Company common stock as a bonus payment. The shares were valued at $30,000 using the price per share used in the most recent equity sale transaction of $0.75.

Effective and vested on July 1, 2014, the Company entered into a consulting agreement with Andrew Molasky, a related party, for his provision of certain business consulting services to the Company. The consulting agreement provides for the Company’s issuance of 1,255,295 shares of Company common stock to Mr. Molasky in consideration for his services. The shares were valued using the price per share used in the most recent equity sale transaction of $0.75 for a total value of $941,471 which was recorded as consulting fees. In connection with the consulting agreement, the Company also issued a common stock purchase warrant to Mr. Molasky pursuant to which he may purchase up to 1,255,295 shares of Company common stock at $1.00 per share for up to three years. The warrants were valued on the date of issuance using the Black-Scholes valuation model at $85,991 and were recorded as stock based compensation.

Effective August 25, 2014, LED Lighting Company (the “Company”) entered into Debt Conversion Agreements with related parties George Mainas, J. Thomas Hannan and Kevin Kearney pursuant to which each individual agreed to convert all amounts of compensation accrued and payable to such person under the terms of their respective consulting or employment agreement as of August 31, 2014 into shares of Company common stock at $1.00 per share. The Debt Conversion Agreements resulted in the conversion of an aggregate of $260,000 into 260,000 shares of Company common stock. Mr. Mainas and Mr. Hannan also agreed that their consulting agreements would be terminated as of August 31, 2014, and Mr. Kearney agreed that no future compensation will be owed to him by the Company under his employment agreement as of August 31, 2014. The foregoing is only a brief description of the material terms of the Debt Conversion Agreements, and does not purport to be a complete description of the rights and obligations of the parties under those agreements.

On September 25, 2014, the Company issued to Mark Blackwell, an individual who had provided consulting services to the Company under a Consulting Agreement dated April 1, 2014, a Warrant to Purchase Common Stock.  Exercise of the Warrant would allow Mr. Blackwell to purchase up to 300,000 shares of Company common stock for $1.00 per share for a period of 2 years from the date of issuance of the Warrant.  The Fair Market Value of the warrants was determined to be $41,018.

Effective October 22, 2014, the Company entered into a Settlement Agreement and Mutual Release and Warrant Agreement (the “Settlement Documents”) with Mark Wolff pursuant to which the Company agreed to issue Mr. Wolff 50,000 shares of Company common stock and a warrant to purchase up to 150,000 shares of Company common stock for $1.00 per share for a period of 2 years, and Mr. Wolff agreed to settle and release any and all claims pursuant to the previously entered into consulting agreement and warrant dated June 1, 2013 between Mr. Wolff and the Company.   The Fair Market Value of the warrants was determined to be $23,581.

9. INCOME TAXES

Our provisions for income taxes for the years ended December 31, 2014 and 2013, respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

	2014	2013

Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(2,653,000)	$(778,000)
Valuation allowance	2,653,000	778,000
Total deferred tax provision	$-	$-

Deferred tax assets at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$929,000	$276,000

Valuation allowance	(929,000)	(276,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset in a single year by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Transactions such as planned future sales of our common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $2,653,000 in NOL at December 31, 2014 that will begin to expire in 2029 for federal and state purposes and could be limited for use under IRC Section 382.  We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382. A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the years ended December 31, 2014 and 2013 is as follows:

	Years ended December 31,
	2014		2013
Federal income tax rate at 35%	$(653,000)	35.0%	$(276,000)	35.0%
State income tax, net of federal benefit	-	-	-	-%
Change in valuation allowance	653,000	(35.0)%	276,000	(35.0)%

Benefit for income taxes	$-	-%	$-	-%

We file income tax returns in the U.S. with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2014 and 2013. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.