Form 10-Q
period 2015-03-31
LED Lighting Co
filed 2015-05-15
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

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

(415) 209 - 6468
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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at May 15, 2015
Common Stock, par value $0.0001	8,718,629

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

•

"SEC" refers to the United States Securities and Exchange Commission;

•

"Securities Act" refers to the United States Securities Act of 1933, as amended;

•

"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

FINANCIAL STATEMENTS

Condensed balance sheets as of March 31, 2015 (unaudited) and December 31, 2014	4
Condensed statements of operations for the three months ended March 31, 2015 and 2014 (unaudited)	5
Condensed statements of cash flows for the three months ended March 31, 2015 and 2014 (unaudited)	6
Notes to condensed financial statements (unaudited)	7

LED LIGHTING COMPANY

CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Current Assets
Cash	$9,698	$27,192
Accounts Receivable	30,000	-
Loan receivable	84,000	84,000
Prepaid Expenses	36,738	47,138
Total Current Assets	160,436	158,330
TOTAL ASSETS	$160,436	$158,330

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current Liabilities
Accounts payable & accrued expenses	149,931	125,980
Convertible promissory notes, related parties	95,566	60,032
Notes payable, related parties	98,438	98,438
Total Liabilities	343,935	284,450
Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively

	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,718,629 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively

	872	872
Additional paid-in capital	2,526,121	2,526,121
Accumulated deficit	(2,710,492)	(2,653,113)
Total Stockholders' Deficit	(183,499)	(126,120)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$160,436	$158,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED LIGHTING COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending Mar. 31, 2015	For the Three Months Ending Mar. 31, 2014
Revenue	$30,000	$-
Cost of revenue	15,000	-
Gross profit	15,000	-

Stock based compensation	-	225,167
Consulting expense	6,100	100,000
Operating expenses	27,520	88,134
Loss from operations	(18,620)	(413,301)

Other expense
Interest expense	(38,759)	-
	(38,759)	-

Loss before income taxes	(57,379)	(413,301)
Income tax expense	-	-
Net loss	$(57,379)	$(413,301)

Loss per share - basic	$(0.01)	$(0.06)
Weighted average shares - basic
	8,718,629	6,659,741

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED LIGHTING COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31, 2015	For the Three Months ended March 31, 2014
OPERATING ACTIVITIES:
Net loss	$(57,379)	$(413,301)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issued for services	-	225,167
Amortization of debt discount	35,534
Changes in operating assets and liabilities
Prepaid and other current assets	(19,600)	(7,186)
Accounts payable & accrued expenses	23,951	69,799
Net cash used in operating activities	(17,494)	(125,521)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	235,000
Net cash provided by financing activities	-	235,000

Net increase (decrease) in cash	(17,494)	109,479

Cash, beginning of period	27,192	194

Cash, end of period	$9,698	$109,673

Interest Paid	$-	$-
Taxes Paid	$-	$-

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

The LED Lighting Company supplies LED (light-emitting diode) light bulbs and light fixtures to the commercial, industrial and consumer/retail markets. All of our products are tested and listed by UL Underwriters Laboratories (UL) or Electrical Testing Laboratories (ETL). Additionally, all products to be supplied will be tested and in compliance with industry standards such as those set up by Energy Star, and the Illuminating Engineering Society of North America (IESNA).

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited accompanying condensed financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the condensed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2015 and December 31, 2014.

REVENUE RECOGNITION

We recognize revenue for our sales or services rendered when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Due to our history of losses since inception, there is not enough evidence at this time to support that we will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of March 31, 2015. Income taxes have been accounted for using the liability method.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2015 and December 31, 2014 there were no outstanding dilutive securities.

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

The Company has sustained operating losses and has an accumulated deficit of $2,710,492 since inception of the Company on July 19, 2010 through March 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

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

Not Adopted

On August 27, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-15,  Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  We have declined to adopt this standard in advance of the date on which adoption is required, December 15, 2016.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

We have evaluated the recent accounting pronouncements through ASU 2015-04 and believe that none of them will have a material effect on our financial statements for periods up to March 31, 2015.

NOTE 3 – LOAN RECEIVABLE

Loan receivable amounted to $84,000 as of December 31, 2014 and March 31, 2015, and consists of an advance of $70,000 made to Polybrite International, Inc. (Polybrite) for marketing expenses and fees of $14,000 earned related to the December 2013 Purchase Order Financing and Distribution Agreement that was entered into with Polybrite. The Company is a sales representative and distributor of Polybrite’s LED products.  As the company is actively marketing Polybrite’s products, it anticipates repayment of this loan during 2015.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Accounts payable	$142,405	$121,679
Other accrued expenses	7,526	4,301

	$149,931	$125,980

The largest component of the Company’s liabilities is the $121,316 in legal services provided by the Company’s counsel; this is unchanged from December 31, 2014.  The primary source of increase in accounts payable is the $15,000 invoice for cost of sales presented to the Company associated with its March 23, 2015 sale of $30,000 of consumer products.  Other accrued expenses consist of interest due on convertible and other notes that is to date unpaid.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES, RELATED PARTY

Effective November 7, 2013, the Company entered into two Secured Convertible Promissory Notes in the aggregate amount of $15,000.  The notes accrue interest at 10% per annum and are due and payable in one year.  The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share, and receive, upon conversion, an equal number of warrants to purchase shares of Company common stock at a $1.00 exercise price for a term of 3 years, with a cashless exercise provision. The two Convertible Notes matured on November 7, 2014 and from that date forward are payable on the demand of the Note Holder.  No such demand had been received by the Company as of the date of filing this Form 10-Q.

In July 2014, the Company entered into three Convertible Promissory Notes with investors, two of whom are related parties, and one with a Director, in the aggregate amount of $20,000.  The notes accrue interest at 10% per annum and are due and payable in one year. The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

In August 2014, the Company entered into two Convertible Promissory Notes with related party investors in the Company in the aggregate amount of $9,000. The notes accrue interest at 10% per annum and are due and payable in one year. The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

In October 2014, the Company entered into two Convertible Promissory Notes with investors, one of whom is a related party, and one with a Director, in the aggregate amount of $15,000. The notes accrue interest at 10% per annum and are due and payable in one year. The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

In November 2014, the Company issued a $50,000 Convertible Promissory Note with a related party investor in the Company.  The note accrues interest at 10% per annum and was due March 1, 2015.  The note holders may convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share. The note matured March 1, 2015.  From that date forward, the Note is payable on the demand of the Note Holder.  No such demand had been received by the Company as of the date of filing this Form 10-Q.

With regard to the $94,000 in notes issued in 2014, the Company recorded beneficial conversion features on the date of issuance that in the aggregate equals $81,468.  This was recorded as a debt discount that is amortized over the term of the notes.  In 2014, $32,500 of that discount was amortized.  During the first quarter of 2015, amortization of debt discounts amounted to $35,534.

Principal value of Convertible Notes less the aggregate discounts plus amortization of debt discounts equals the $95,566 Convertible Promissory Notes liability on the March 31, 2015 Balance Sheet.  A summary table of Convertible Notes issued by the Company is presented below.

	Prin	BCF	Amort. Of	Prin. Balance	Prev. Accrued	Q1. Accrued	Total Balance
Convertible Notes	Value	Discount	Discount	3/31/2015	Interest	Interest	3/31/2015
2013 10% Convertible Notes	$15,000	-	-	15,000	1,718	375	17,093
2014 10% Convertible Notes	$94,000	(48,967)	35,534	80,566	2,384	2,350	85,300
Total	$109,000	(48,967)	35,534	95,566	4,102	2,725	102,393

NOTE 6 – NOTE PAYABLE, RELATED PARTY

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

NOTE 7 – STOCK BASED COMPENSATION

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded in operating expenses in the statement of operations.  There were no issuances of stock based compensation in the first quarter of 2015.

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

The Options have no intrinsic value as their exercise price exceeds the price at which shares have been issued.  A summary of option activity under the Plan as of December 31, 2013 and changes during the fiscal quarter ended March 31, 2015 is presented below:

	Options Under the Plan	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Avg Expire Date
Outstanding December 31, 2014	300,000	$ 1.00	0.69	10/18/2015
Granted in Q1 2015	-	-	-	-

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

As the exercise price of the warrants issued exceeded the price at which shares have been issued by the Company, the warrants have no intrinsic value.

A summary of warrant activity as of December 31, 2014 and changes during the year then ended is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Average Expiration Date
Outstanding December 31, 2014	5,418,628	$ 1.00	1.84	10/1/2016
Granted in Q1 2015	-	-	-	-

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

Overview of Business and Results of Operations

The LED Lighting Company supplies LED (light-emitting diode) light bulbs and light fixtures to the commercial, industrial and consumer/retail markets. All of our products are tested and listed by UL Underwriters Laboratories (UL) or Electrical Testing Laboratories (ETL). Additionally, all products to be supplied will be tested and in compliance with industry standards such as those set up by Energy Star, and the Illuminating Engineering Society of North America (IESNA).

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

Revenue

We had $30,000 in revenues during the three month period ended March 31, 2015 compared to $0 during the comparative period in 2014. Our cost of sales related to revenues recognized in the first quarter of 2015 were $15,000 resulting in $15,000 gross profit.

Net Loss

Our net loss for the three months ended March 31, 2015 was $57,379 compared to $413,301 for the three months ended March 31, 2014. The decrease in net loss compared to the prior year period is primarily attributable to decreases in executive compensation, stock based compensation and consulting expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $9,698; total assets of $160,436; and total liabilities of $343,935.

For the three months ended March 31, 2015, net cash used in operations was $17,494. Our total stockholder’s deficit at March 31, 2015 was $183,499.

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

ITEM 1A. RISK FACTORS

The “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC on March 31, 2015 (the “Form 10-K”) are hereby incorporated by reference herein. Readers are encouraged to read the Form 10-K including those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)

Exhibits

Exhibit Number	Description
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LED LIGHTING COMPANY

Dated: May 15, 2015

By:/s/ Kevin Kearney

President and Chief Financial Officer