Form 10-Q
period 2015-06-30
LED Lighting Co
filed 2015-08-14
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(415) 209 – 6468
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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at August 14, 2015
Common Stock, par value $0.0001	9,218,629

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

•

"SEC" refers to the United States Securities and Exchange Commission;

•

"Securities Act" refers to the United States Securities Act of 1933, as amended;

•

"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

FINANCIAL STATEMENTS

Condensed balance sheets as of June 30, 2015 (unaudited) and December 31, 2014	4
Condensed statements of operations for the three and six months ended June 30, 2015 and 2014 (unaudited)	5
Condensed statements of cash flows for the six months ended June 30, 2015 and 2014 (unaudited)	6
Notes to condensed financial statements (unaudited)	7

LED LIGHTING COMPANY

CONDENSED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2015	2014
Current Assets	(Unaudited)	(Audited)
Cash	$321	$27,192
Accounts Receivable	30,000	-
Loan receivable	84,000	84,000
Prepaid Expenses	36,738	47,138
Total Current Assets	151,059	158,330

TOTAL ASSETS	$151,059	$158,330

LIABILITIES AND STOCKHOLDERS'DEFICIT
Current Liabilities
Accounts payable & accrued expenses	$185,253	$125,980
Convertible promissory notes, net	105,100	60,032
Note payable, related parties	98,438	98,438
Total Liabilities	388,791	284,450

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 8,718,629 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	872	872
Additional paid-in capital	2,526,121	2,526,121
Accumulated deficit	(2,764,725)	(2,653,113)
Total Stockholders' Deficit	(237,732)	(126,120)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$151,059	$158,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED LIGHTING COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending June 30, 2015	For the Three Months Ending June 30, 2014	For the Six Months Ending June 30, 2015	For the Six Months Ending June 30, 2014
Revenue	$-	$-	$30,000	$-
Cost of revenue	-	-	15,000	-
Gross profit	-	-	15,000	-

Stock based compensation	-	30,167	-	255,334
Consulting expense	31,750	75,000	37,850	175,000
Operating expenses	9,724	116,194	37,245	204,328
Loss before other income	(41,474)	(221,361)	(60,095)	(634,662)
Other income (expense)
Interest expense	(12,759)	-	(51,517)	-
Other income	-	3,713	-	3,713
	(12,759)	3,713	(51,517)	3,713

Loss before income taxes	(54,233)	(217,648)	(111,612)	(630,949)
Income tax expense	-	-	-	-
Net loss	$(54,233)	$(217,648)	$(111,612)	$(630,949)

Loss per share – basic	$(0.01)	$(0.03)	$(0.01)	$(0.09)

Weighted average shares - basic	8,718,628	7,338,444	8,718,628	6,894,222

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED LIGHTING COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30, 2015	For the Six Months ended June 30, 2014
OPERATING ACTIVITIES:
Net loss	$(111,612)	$(630,949)
Adjustments to reconcile net loss to net cash used by operating activities

Common stock issued for services	-	255,000
Amortization of debt discount	45,068	-
Stock based compensation	-	334
Changes in operating assets and liabilities
Prepaid and other current assets	(19,600)	(47,096)
Accounts payable & accrued expenses	59,273	167,808
Net cash used in operating activities	(26,871)	(254,903)

FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	-	20,000
Proceeds from the issuance of common stock	-	235,000
Net cash provided by financing activities	-	255,000

Net (decrease) increase in cash	(26,871)	97

Cash, beginning of period	27,192	194

Cash, end of period	$321	$291

Supplement cash flow information

Interest Paid	$-	$-
Taxes Paid	$-	$-

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2015 and December 31, 2014.

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

Due to our history of losses since inception, there is not enough evidence at this time to support that we will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of June 30, 2015. Income taxes have been accounted for using the liability method.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2015 and December 31, 2014 there were no outstanding dilutive securities.

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

The Company has sustained operating losses and has an accumulated deficit of $2,764,725 since inception of the Company on July 19, 2010 through June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

We have evaluated the recent accounting pronouncements through ASU 2015-04 and believe that none of them will have a material effect on our financial statements for periods up to June 30, 2015.

NOTE 3 – LOAN RECEIVABLE

Loan receivable amounted to $84,000 as of December 31, 2014 and June 30, 2015, and consists of an advance of $70,000 made to Polybrite International, Inc. (Polybrite) for marketing expenses and fees of $14,000 earned related to the December 2013 Purchase Order Financing and Distribution Agreement that was entered into with Polybrite. The Company is a sales representative and distributor of Polybrite’s LED products.  As the company is actively marketing Polybrite’s products, it anticipates repayment of this loan during 2015.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Accounts payable	$167,459	$121,679
Other accrued expenses	17,064	4,301

	$185,523	$125,980

The largest component of the Company’s liabilities is the $121,316 in legal services provided by the Company’s counsel; this is unchanged from December 31, 2014.  The primary sources of increase in accounts payable is the $15,000 invoice for cost of sales presented to the Company associated with its March 23, 2015 sale of $30,000 of consumer products, agreement to compensate a consultant in the amount of $25,000 for services related to marketing and sales, and agreement to compensate a consultant in the amount of $6,750 for services related to company administration and reporting.  Other accrued expenses consist of interest due on convertible and other notes that is to date unpaid.

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

With regard to the $94,000 in notes issued in 2014, the Company recorded beneficial conversion features on the date of issuance that in the aggregate equals $81,468.  This was recorded as a debt discount that is amortized over the term of the notes.  In 2014, $32,500 of that discount was amortized.  During the first quarter of 2015, amortization of debt discounts amounted to $35,534.  During the second quarter of 2015, amortization of debt discounts amounted to $9,534.

Principal value of Convertible Notes less the aggregate discounts plus amortization of debt discounts equals the $105,100 Convertible Promissory Notes liability on the June 30, 2015 Balance Sheet.  A summary table of Convertible Notes issued by the Company is presented below.

	Prin	BCF	Amort. Of	Prin. Balance	Prev. Accrued	Q2. Accrued	Total Balance
Convertible Notes	Value	Discount	Discount	6/30/2015	Interest	Interest	3/31/2015
2013 10% Convertible Notes	$15,000	-	-	15,000	2,093	375	17,468
2014 10% Convertible Notes	$94,000	(13,434)	9,534	90,100	4,734	2,350	97,184
Total	$109,000	(13,434)	9,534	105,100	6,827	2,725	114,652

NOTE 6 – NOTE PAYABLE, RELATED PARTIES

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

NOTE 7 – STOCK BASED COMPENSATION

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded in operating expenses in the statement of operations.  There were no issuances of stock based compensation in the second quarter of 2015.

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

The Options have no intrinsic value as their exercise price exceeds the price at which shares have been issued.  A summary of option activity under the Plan as of December 31, 2014 and changes during the two fiscal quarters ended June 30, 2015 is presented below:

	Options Under the Plan	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Avg Expire Date
Outstanding December 31, 2014	300,000	$1.00	0.84	10/18/2015
Granted Q1&Q2 2015	-	-	-	-
Outstanding June 30, 2015	300,000	$1.00	0.34	10/18/2015

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

As the exercise price of the warrants issued exceeded the price at which shares have been issued by the Company, the warrants have no intrinsic value.

A summary of warrant activity as of December 31, 2014 and changes during the year then ended is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Average Expiration Date
Outstanding December 31, 2014	5,418,628	$1.00	1.84	10/1/2016
Granted in Q1&Q2 2015	-	-	-	-
Outstanding June 30, 2015	5,418,628	$1.00	1.34	10/1/2016

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

NOTE 9 – SUBSEQUENT EVENTS

Effective August 4, 2015, LED Lighting Company (the “Company”) agreed to convert a total of $393,856 in outstanding debt and trade payables owed to 8 Company shareholders into a total of 3,938,566 shares of restricted common stock.  The issuance of shareswere made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities were isolated private transactions by us which did not involve a public offering; (b) there were only 8 recipients and all recipients are Company shareholders; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individuals and the Company; and (f) the recipients of the securities are all accredited investors.

Effective August 4, 2015, the Company agreed to issue to a Company consultant 500,000 shares of restricted common stock as compensation for services provided to the Company.  The issuance of shares were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the securities was an accredited investor.

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

LED Lighting Company ("LED Company" or the "Company") was incorporated as Pinewood Acquisition Corporation ("Pinewood") on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 24, 2011, the Company amended its certificate of incorporation to change its name to De Yang International Group Ltd. and on March 2, 2012, the Company amended its certificate of incorporation to change its name to Fun World Media, Inc. On May 30, 2013, the Company amended its certificate of incorporation to change its name to LED Lighting Company.

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

Revenue

We had $30,000 in revenues during the six month period ended June 30, 2015 compared to $0 during the comparative period in 2014. We had $0 in revenue for the second quarters of both 2014 and 2015.  Several sales opportunities are now pending that the Company believes it will realize during the third and fourth quarters of 2015.  Our cost of sales related to revenues recognized in the first half of 2015 were $15,000 resulting in $15,000 gross profit.

Net Loss

Our net loss for the three months ended June 30, 2015 was $54,233 compared to $217,648 for the three months ended June 30, 2014. Our net loss for the six months ended June 30, 2015 was $111,612 compared to $630,949 for the three months ended June 30, 2014. The decrease in net loss compared to the prior year period is primarily attributable to decreases in executive compensation, stock based compensation, consulting expenses, executive compensation and costs of operations.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $321; total assets of $151,059; and total liabilities of $388,791.  As of December 31, 2014, the Company had $27,192 in cash; total assets of $158,330; and total liabilities of $284,450.

For the six months ended June 30, 2015, net cash used in operations was $26,871. Our total stockholder’s deficit at June 30, 2015 was $237,732.  During the first six months of 2014, net cash used in operations was $254,903.  During the first half of 2014, net cash gained in financing activities in the first half of 2014 was $255,000, for a net gain in cash of $97 during that period.  The Company’s total stockholder’s deficit as of December 31, 2014 was $126,120.

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

Dated: August 14, 2015

By: /s/ Kevin Kearney

President and Chief Financial Officer