Form 10-Q
period 2015-09-30
LED Lighting Co
filed 2015-11-16
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at November 16, 2015
Common Stock, par value $0.0001	13,157,195

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

Except where the context otherwise requires and for the purposes of this report only:

• "we," "us," "our" and "Company" refer to the business of LED Lighting Company;

• "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended;

•  "SEC" refers to the United States Securities and Exchange Commission;

• "Securities Act" refers to the United States Securities Act of 1933, as amended;

• "U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

FINANCIAL STATEMENTS

Condensed balance sheets as of September 30, 2015 (unaudited) and December 31, 2014	4
Condensed statements of operations for the three and nine months ended September 30, 2015 and 2014 (unaudited)	5
Condensed statements of cash flows for the nine months ended September 30, 2015 and 2014 (unaudited)	6
Notes to condensed financial statements (unaudited)	7

LED LIGHTING COMPANY

CONDENSED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2015	2014
Current Assets	(Unaudited)	(Audited)
Cash	$-	$27,192
Accounts Receivable	30,000	-
Loan receivable	84,000	84,000
Prepaid Expenses	36,738	47,138
Total Current Assets	150,738	158,330

TOTAL ASSETS	$150,738	$158,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank Overdraft	$5	$-
Accounts payable & accrued expenses	12,761	125,980
Convertible promissory notes, net	-	60,032
Note payable – related party	-	98,438
Total Liabilities	12,766	284,450

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized and 13, 157,195 shares issued and outstanding as of September 30, 2015 and 8,718,629 shares issued and outstanding as of December 31, 2014, respectively	1,316	872
Additional paid-in capital	2,969,534	2,526,121
Accumulated equity (deficit)	(2,832,878)	(2,653,113)
Total Stockholders' Equity (Deficit)	137,972	(126,120)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,738	$158,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED LIGHTING COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending September 30, 2015	For the Three Months Ending September 30, 2014	For the Nine Months Ending September 30, 2015	For the Nine Months Ending September 30, 2014
Revenue	$-	$20,000	$30,000	$20,000
Cost of revenue	-	20,000	15,000	20,000
Gross Profit	-	-	15,000	-

Stock based compensation	-	89,113	-	344,447
Consulting expense	50,000	991,471	87,850	1,166,471
General and Administrative	12,185	18,648	49,430	222,975
Operating Loss	(62,185)	(1,099,232)	(122,280)	(1,733,893)
Other income (expense)
Interest expense	(2,068)	(4,611)	(53,585)	(4,611)
Other income	(3,900)	5,000	(3,900)	8,713
	(5,968)	389	(57,485)	4,102

Loss before income taxes	(68,153)	(1,098,843)	(179,765)	(1,729,791)
Income tax expense	-	-	-	-
Net loss	$(68,153)	$(1,098,843)	$(179,765)	$(1,729,791)

Loss per share – basic and diluted	$(0.01)	$(0.13)	$(0.02)	$(0.23)
Weighted average shares – basic and diluted
	11,480,403	8,362,132	9,396,600	7,387,275

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED LIGHTING COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended September 30, 2015	For the Nine Months ended September 30, 2014
OPERATING ACTIVITIES:
Net loss	$(179,765)	$(1,729,791)
Adjustments to reconcile net loss to net cash
used by operating activities
Common stock issued for services	50,000	1,196,471
Stock based compensation	-	89,447
Amortization of debt discount	-	4,611
Decrease in discount to FV of convertible note	48,967	-
Changes in operating assets and liabilities
Accounts receivable	(30,000)	-
Prepaid and other current assets	10,400	(47,096)
Accounts payable & accrued expenses	61,967	229,217
Net cash used in operating activities	(38,431)	(257,141)
Total Cash Flows (used) in Investing Activities	-	-

FINANCING ACTIVITIES:
Bank Overdraft	5	-
Advance to Company	11,234	-
Proceeds from issuance of convertible promissory notes	-	21,500
Proceeds from the issuance of note payable	-	20,000
Proceeds from the issuance of common stock	-	235,000
Net cash provided by financing activities	11,239	276,500

Net increase (decrease) in cash	(27,192)	19,359

Cash, beginning of period	27,192	194

Cash, end of period	$-	$19,553

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Shares issued for debt settlement	$393,856	$260,000
Interest Paid	$-	$-
Taxes Paid	$-	$-

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

On October 12, 2013, the Company had entered into an Agreement and amendment (the “Agreement”) with Goeken Group Corp. and its wholly-owned subsidiary, PolyBrite International, Inc. (“PolyBrite”) pursuant to which the Company and PolyBrite agreed to work together to secure funding for PolyBrite, retain the management consulting services, and complete a transaction in which PolyBrite will become a publicly traded company through an acquisition with the Company.  The Company and PolyBrite initially anticipated the completion of the acquisition transaction would occur on or before March 31, 2014.  However, the completion of the transactions described in the Agreement did not occur by December 31, 2014.  The Company and Polybrite extended the term of the Agreement by amendments through October 31, 2014.  The Company and Polybrite did not complete the acquisition transaction and the Agreement as amended had expired as of October 31, 2014.  A Standstill Agreement between the Parties dated November 17, 2014 provided that the Company could not complete any acquisition that would prevent the Company from completing a public company transaction of Polybrite between November 17, 2014 and March 1, 2015.  As that date has passed, there is currently no agreement between the Company and Polybrite regarding a transaction of this nature, and no discussions are currently ongoing in that regard between the Company and Polybrite, as management does not believe further discussions to be in the best interests of the Company.

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

In the quarter ending June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2015 and December 31, 2014.

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

Due to our history of losses since inception, there is not enough evidence at this time to support that we will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of September 30, 2015. Income taxes have been accounted for using the liability method.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2015 and December 31, 2014 there were no outstanding dilutive securities.

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

The Company has sustained operating losses and has an accumulated deficit of $2,832,878 since inception of the Company on July 19, 2010 through September 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

We have evaluated the recent accounting pronouncements through ASU 2015-16 and believe that none of them will have a material effect on our financial statements for periods up to September 30, 2015.

NOTE 3 – LOAN RECEIVABLE

Loan receivable amounted to $84,000 as of December 31, 2014 and September 30, 2015, and consists of an advance of $70,000 made to Polybrite International, Inc. (Polybrite) for marketing expenses and fees of $14,000 earned related to the December 2013 Purchase Order Financing and Distribution Agreement that was entered into with Polybrite. The Company is a sales representative and distributor of Polybrite’s LED products. The Company is confident of receiving repayment on the loan receivable in the fourth quarter of 2015.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Accounts payable and accrued expenses	$12,761	$121,679
Other accrued expenses	-	4,301

	$12,761	$125,980

On August 4, 2015 the Company effected a conversion of all material liabilities with related and unrelated parties into equity.  This enabled the Company to reduce its liabilities by a total of $393,856, including a reduction of accounts payable, accrued interest expenses and other obligations by a total of $173,116.   The largest component of the Company’s accounts payable had been the $118,857 in legal services provided by the Company’s counsel, a related party, in 2014.  Through the debt conversion the Company was also able to eliminate a $15,000 invoice for cost of sales presented to the Company, an obligation to pay a consultant in the amount of $25,000 for services related to marketing and sales, and an obligation to compensate a consultant in the amount of $6,750 for services related to company administration and reporting.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES, RELATED PARTY

Effective November 7, 2013, the Company entered into two Secured Convertible Promissory Notes in the aggregate amount of $15,000.  The notes accrued interest at 10% per annum and were due and payable in one year.  On August 4, 2015 the note holders converted all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share, and received an equal number of warrants to purchase shares of Company common stock at a $1.00 exercise price for a term of 3 years, with a cashless exercise provision.

In July 2014, the Company entered into three Convertible Promissory Notes with investors, two of whom are related parties, and one with a Director, in the aggregate amount of $20,000.  The notes accrued interest at 10% per annum and were due and payable in one year.  On August 4, 2015 the note holders converted all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

In August 2014, the Company entered into two Convertible Promissory Notes with related party investors in the Company in the aggregate amount of $9,000. The notes accrued interest at 10% per annum and were due and payable in one year. On August 4, 2015 the note holders converted all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

In October 2014, the Company entered into two Convertible Promissory Notes with investors, one of whom is a related party, and one with a Director, in the aggregate amount of $15,000. On August 4, 2015 the note holders converted all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

In November 2014, the Company issued a $50,000 Convertible Promissory Note with a related party investor in the Company.  The note accrued interest at 10% per annum and was due March 1, 2015.  On August 4, 2015 the note holder converted all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

With regard to the $94,000 in notes issued in 2014, the Company recorded beneficial conversion features on the date of issuance that in the aggregate equals $81,468.  This was recorded as a debt discount that is amortized over the term of the notes.  In 2014, $32,500 of that discount was amortized.  During the first quarter of 2015, amortization of debt discounts amounted to $35,534.  During the second quarter of 2015, amortization of debt discounts amounted to $9,534.  The remaining $3,900 of discount to face value was eliminated by conversion of convertible debt to equity, and has therefore been charged to other expense as of August 4, 2015.

Effective August 4, 2015, the Company agreed to convert all outstanding convertible debt including interest accrued ($109,000 and $10,578 respectively) into equity, issuing 1,195,780 shares of restricted common stock.  The company no longer has related party convertible note debts.

NOTE 6 – NOTE PAYABLE, RELATED PARTIES

In December 2013, the Company issued an unsecured and non-interest bearing note payable for an amount of $70,000. On August 4, 2015 the note holder converted the note at the conversion price of $0.10 per share.

In April 2014, the Company issued an unsecured, 10% bearing note payable to Andrew Molasky, a related party, for services rendered as a consultant in the amount of $20,000.  On August 4, 2015 the note holder converted all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

In July 2014, the Company issued an unsecured, non-interest bearing note payable to Gary Rockis, a related party, for services rendered as a consultant in the amount of $8,438. On August 4, 2015 the note holder converted all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

Effective August 4, 2015, the Company agreed to convert all these notes payable, totaling $98,438 in principal and $2,724 in accrued interest, to equity, issuing 1,011,620 shares of restricted common stock.  The company no longer has related party notes payable debts.

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

The Options have no intrinsic value as their exercise price exceeds the price at which shares have been issued.  A summary of option activity under the Plan as of December 31, 2014 and changes during the three fiscal quarters ended September 30, 2015 is presented below:

	Options Under the Plan	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Avg Expire Date
Outstanding December 31, 2014	300,000	$1.00	0.80	10/17/2015
Cancelled/forfeited	-	-	-	-
Exercised	-	-	-	-
Granted Q1-Q3 2015	-	-	-	-
Outstanding September 30, 2015	300,000	$1.00	0.05	10/17/2015

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

As the exercise price of the warrants issued exceeded the price at which shares have been issued by the Company, the warrants have no intrinsic value.

A summary of warrant activity as of December 31, 2014 and changes during the current year is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Average Expiration Date
Outstanding December 31, 2014	5,418,628	$1.00	1.84	11/1/2016
Cancelled/forfeited	-	-	-	-
Exercised	-	-	-	-
Granted in Q1-Q3 2015	-	-	-	-
Outstanding September 30, 2015	5,418,628	$1.00	1.09	11/1/2016

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Effective August 4, 2015, the Company agreed to issue to a Company consultant 500,000 shares of restricted common stock as compensation and it was valued for $50,000 for services provided to the Company.  The issuance of shares were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the securities was an accredited investor.

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

Overview of Business and Results of Operations

The LED Lighting Company supplies LED (light-emitting diode) light bulbs and light fixtures to the commercial, industrial and consumer/retail markets. All of the products which we distribute are tested and listed by UL Underwriters Laboratories (UL) or Electrical Testing Laboratories (ETL). Additionally, all products to be supplied are tested and in compliance with industry standards such as those set up by Energy Star, and the Illuminating Engineering Society of North America (IESNA).

Revenue

We had $30,000 in revenues during the nine month period ended September 30, 2015 compared to $20,000 during the comparative period in 2014.  We had $0 in revenue for the third quarter of 2015 compared to $20,000 for the third quarter of 2015.  Several sales opportunities are now pending that the Company believes it will realize during the fourth quarter of 2015.  Our cost of sales related to revenues recognized in the first half of 2015 was $15,000 but the conversion of Company debt to equity included this item and therefore results in a reduction of cost of sales to $0.

Net Loss

Our net loss for the three months ended September 30, 2015 was $68,153 compared to $1,098,843 for the three months ended September 30, 2014. Our net loss for the nine months ended September 30, 2015 was $179,765 compared to $1,729,765 for the nine months ended September 30, 2014.  The decrease in net loss compared to the prior year period is primarily attributable to decreases in executive compensation, stock based compensation, consulting expenses, executive compensation and costs of operations.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $0; total assets of $150,738; and total liabilities of $12,766.  As of December 31, 2014, the Company had $27,192 in cash; total assets of $158,330; and total liabilities of $284,450.

For the nine months ended September 30, 2015, net cash used in operations was $38,431. Our total stockholder’s equity at September 30, 2015 was $137,972.  During the first nine months of 2014, net cash used in operations was $257,141.  During the first nine months of 2014, net cash gained in financing activities was $276,500, for a net gain in cash of $19,359 during that period.  The Company’s total stockholder’s deficit as of December 31, 2014 was $126,120.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ending September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LED LIGHTING COMPANY

Dated: November 16, 2015

By: /s/ Kevin Kearney

Chief Executive Officer and Chief Financial Officer