Form 10-K
period 2015-12-31
LED Lighting Co
filed 2016-04-14
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X ..ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

      .  .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes      . No   X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to   Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-      .

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

As of April 14, 2016, there were 26,157,195 shares of the registrant's common stock outstanding.  The common stock is the registrant's only class of stock currently outstanding.

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

On October 12, 2013, the Company had entered into an Agreement and amendment (the “Agreement”) with Goeken Group Corp. and its wholly-owned subsidiary, PolyBrite International, Inc. (“PolyBrite”) pursuant to which the Company and PolyBrite agreed to work together to secure funding for PolyBrite, retain the management consulting services, and complete a transaction in which PolyBrite will become a publicly traded company through an acquisition with the Company.  The Company and PolyBrite initially anticipated the completion of the acquisition transaction would occur on or before March 31, 2014.  However, the completion of the transactions described in the Agreement did not occur by December 31, 2014.  The Company and Polybrite extended the term of the Agreement by amendments through October 31, 2014.  The Company and Polybrite did not complete the acquisition transaction and the Agreement as amended had expired as of October 31, 2014.  A Standstill Agreement between the Parties dated November 17, 2014 provided that the Company could not complete any acquisition that would prevent the Company from completing a public company transaction of Polybrite between November 17, 2014 and March 1, 2015.  As that date has passed, there is currently no agreement between the Company and Polybrite regarding a transaction of this nature, and no discussions are currently ongoing in that regard between the Company and Polybrite.  Polybrite remains a key supplier of LED products for distribution to our customers regarding sales anticipated for 2016 and beyond.

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

Our main sales efforts are to sell the electrical distribution trade and to commercial enterprises. We also have made and intend to make ongoing sales presentations to federal, state and local government agencies for the purchase of LED lighting products.

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

Production and Logistics

The production and shipping of the products sold by the Company are arranged by the manufacturer from whom the Company purchases the LED products.  To date, the bulk of the LED products sold by the Company have been purchased from Polybrite who has arranged all manufacturing and shipping of the products.  Other LED products sold by the Company were sourced from other suppliers.

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

Change of Control

Effective December 14, 2015, the Company entered into a Loan Agreement with Mainas Development Corporation (“MDC”) pursuant to which MDC agreed to loan the Company up to $130,000.  The Loan Document provides that the loan shall accrue interest at the rate of 7% per annum and is due on December 14, 2016.  The Company issued MDC 13,000,000 shares of Company common stock in consideration of extending the loan to the Company.  MDC is an entity owned and controlled by George Mainas who, prior to the issuance of the shares to MDC, owned greater than 10% of the outstanding shares of the Company.

The Company had 13,157,195 shares of common stock outstanding immediately prior to the issuance of shares to MDC on December 14, 2015.  As a result of the issuance of shares to MDC, the shareholders of the Company which existed prior to the closings own approximately 50.3% of the outstanding common stock of the Company, and MDC owns 49.7%.  Taking into account the 1,526,726 shares owned by George Mainas prior to issuance of shares to MDC, George Mainas now controls 55.5% of the outstanding common stock of the Company, which constitutes a change of control of the Company.

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

Holders

As of April 14, 2016, there are approximately 34 shareholders of record of our common stock. Our transfer agent is Action Stock Transfer Corp. located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121 and its phone number is (801) 274-1088.

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

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2015 with respect to compensation plans under which our common stock is authorized for issuance.  Three hundred thousand options issued in 2013 expired in 2015, thus no options are currently outstanding under the Equity Compensation Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By security holders in 2013	300,000	$1.00	1,200,000

Equity Compensation Plan Options	-	-	Exercised in 2015

Equity Compensation Plan Options	(300,000)	-	Expired in 2015

Equity Compensation Plan Options	-	-	1,500,000

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

Overview and Financial Condition

Results of Operations

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014

We had $30,000 in revenues during the year ending December 31, 2015; we had $69,600 in revenue in 2014.

Receivables were $0 and $84,000 as of December 31, 2015 and 2014, respectively. Accounts receivable of $30,000 that was outstanding from a customer in Mexico were written off, although the Company believes it will be able to realize the value of this asset.  An advance of $70,000 and fees of $14,000 earned related to the December 2013 Purchase Order Financing and Distribution Agreement that was entered into with Polybrite was written off, although the Company believes it will be able to realize the value of this asset.  Prepaid expenses of $36,738 advanced to Polybrite that was outstanding as of December 31, 2015 were written off, although the Company believes it will be able to realize the value of this asset.

Total loss in fiscal 2015 was $1,647,133.  Losses from operations were $289,648, of which $150,738 result from write-offs of $30,000 in accounts receivable, $84,000 in loan receivable, and $36,738 in prepaid credit.  An additional $87,850 in expenses was incurred in compensating consultants, predominantly through issuance of stock.  Additional operating expenses amounted to $66,060.  Fifteen thousand dollars ($15,000) in cost of goods sold were incurred in sourcing goods from Integrated Systems Technology, a company principally owned by Gary Rockis, a related party. This payable was converted to equity in August 2015, and thus had no cash effect on the Company.  An additional $1,357,485 in noncash expenses were incurred, of which $1,300,000 represents the impact of issuing shares as the cost of securing a line of credit for Company operations.  Aside from the cost of the line of credit, interest expenses of the Company of $53,585 and $37,885 in 2015 and 2014, respectively, consisted primarily of the amortization of a beneficial conversion feature associated with convertible notes issued by the Company in 2014 and 2013.  These interest expenses incurred no cash obligation on the Company and the accrued liability associated with the interest on these notes, as well as other notes payable, was converted to equity in August 2015.

Total loss in fiscal 2014 was $1,851,239 which consisted primarily of $1,575,887 in non-cash charges related to consulting services provided to the Company paid for in shares and stock based compensation. In 2014, cash expenses were $331,065, of which $64,672 consisted of cost of goods sold. Operating expenses paid in cash decreased significantly compared to fiscal 2014 due to streamlining management and operations, and confining sales activity to active accounts the Company holds in the LED distribution business.

We had a net loss of $1,647,133 in fiscal 2015 compared to a net loss of $1,851,239 in fiscal 2014.  The decrease in the net loss was primarily due to the decreased marketing, general and administrative activity in 2015 discussed above.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable. As of December 31, 2015, our Company had no assets.    We had total liabilities of $29,936 and therefore a stockholders’ deficit totaling $29,396 as of December 31, 2015.

Net cash used in operating activities in fiscal 2015 was $53,663. The net cash used by operating activities was related to activities associated with maintaining our position with certain customers less the amount of those activities that could be paid for in issuance of shares.

On August 4, 2015, the Company reduced debt outstanding as of that date by $393,857 by converting outstanding debt in that amount to equity at a price per share of $0.10.

Net cash provided by financing activities in 2015 was $26,471. The net cash provided by financing activities was primarily attributable to cash advances to the Company in the third and fourth quarters of 2015 by Mainas Development Corporation, which became a shareholder on December 14, 2015, through a share issuance.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through December 31, 2015.  We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur.  The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

We review the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options, that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  In connection with sales of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Bifurcated embedded derivatives are initially recorded at fair value and then revalued at each reporting date with changes in fair value reported as non-operating income or expense.  When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2015, nor do we have any as of the date of this Annual Report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and age of our current director and executive officer, and the principal position held by him:

Name	Age	Position

Kevin Kearney	62	Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director

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

It is anticipated that as the Company grows that the Board of Directors will be expanded and form separate compensation and nominating committees, and appoint members to an audit committee that will include an audit committee financial expert.

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

Based solely upon a review of forms as filed with the SEC during our most recent fiscal year ended December 31, 2015, with the exception of Andrew Molasky, none of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed the reports required pursuant to Section 16(a) of the Exchange Act.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during fiscal 2015.  Compensation to Directors and officers was not paid in 2015.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Comp ($)	Change in Pension Value and Non-Qual. Deferred Compens. Earnings ($)	All Other Comp	Total ($)

Kevin Kearney	2014	80,000(1)	-	50,000	-	-	-	-	50,000
Chief Executive Officer/Chief Financial Officer/Director since May 28, 2013.	2015	-	-	-	-	-	-	-	-

(1)

 Effective October 17, 2013, LED Lighting Company entered into an Employment Agreement with Kevin Kearney.  The Employment Agreement had provided for a term of one year with potential for extension with annual compensation of $120,000. The Company did not pay any salary to Mr. Kearney but accrued $50,000 related to this agreement that was recorded under other current liabilities as of December 31, 2013.  In August 2014, the employment agreement was terminated.  Mr. Kearney had received $30,000 in cash compensation during 2014 and received the remainder [$100,000, taking into account the $50,000 liability from 2013 and incremental accrual in 2014] in the form of shares in the Company priced at $1.00.  The last price at which shares were sold to an investor was $0.75.  Mr. Kearney received no cash compensation in 2015.

Employment and Consulting Agreements

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

Grants of Stock Awards

During 2015, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

During the 2015, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

During the 2015 no member of our Board of Directors received any compensation for his services as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2015, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock.  The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise.  Beneficial ownership may be disclaimed as to certain of the securities.  This table has been prepared based on the number of shares outstanding totaling 26,157,195, adjusted individually to include all warrants held by such individual which are exercisable within 60 days of April 14, 2016 as shown below.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned(2)

Officers and Directors
Kevin Kearney	1,164,608(3)	4.5%
All directors and executive officers as a group (1 person)	1,164,608(3)	4.5%

5% or Greater Stockholders

Mainas Development Corporation 2090 Novato Blvd Novato, CA 94947	13,000,000	49.7%

Lovitt & Hannan, Inc. 401K FBO J. Thomas Hannan 900 Front Street, Suite 300 San Francisco, California 94111	1,820,137(4)	6.8%

George Mainas 2090 Novato Blvd. Novato, California 94947	2,026,726(5)	7.7%

Steven J. Davis 1042 N. El Camino Real, B261 Encinitas, California 92024	1,500,000(5)	5.7%

Gary J. Rockis 555 Edgewater Drive Morris, IL 60540	1,599,542(6)	6.1%

Andrew Molasky 100 North City Parkway, Suite 1700 Las Vegas, NV 89106	4,025,713(7)	14.7%

(1)

Unless otherwise noted, the address is c/o LED Lighting Company, 2090 Novato Blvd., Novato, CA 94947.

(2)

Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership (which includes all shares which may be issued to each beneficial owner under warrants and convertible instruments which are exercisable within 60 days of April 14, 2016) by the total shares of common stock outstanding as of April 14, 2016 and all shares which may be issued to that beneficial owner under warrants and convertible instruments which are exercisable within 60 days of April 14, 2016.

(3)

Includes warrants to purchase up to 250,000 shares of common stock at $1.00 per share which are exercisable within 60 days after April 14, 2016.

(4)

Includes warrants to purchase up to 500,000 shares of common stock at $1.00 per share which are exercisable within 60 days after April 14, 2016.

(5)

Includes warrants to purchase up to 250,000 shares of common stock at $1.00 per share which are exercisable within 60 days after April 14, 2016.

(6)

Includes warrants to purchase up to 360,000 shares of common stock at $1.00 per share which are exercisable within 60 days after April 14, 2016.

(7)

Includes warrants to purchase up to 1,255,925 shares of common stock at $1.00 per share which are exercisable within 60 days after April 14, 2016.

Change of Control

Effective December 14, 2015, the Company entered into a Loan Agreement with Mainas Development Corporation (“MDC”) pursuant to which MDC agreed to loan the Company up to $130,000.  The Loan Document provides that the loan shall accrue interest at the rate of 7% per annum and is due on December 14, 2016.  The Company issued MDC 13,000,000 shares of Company common stock in consideration of extending the loan to the Company.  MDC is an entity owned and controlled by George Mainas who, prior to the issuance of the shares to MDC, owned greater than 10% of the outstanding shares of the Company.

The Company had 13,157,195 shares of common stock outstanding immediately prior to the issuance of shares to MDC on December 14, 2015.  As a result of the issuance of shares to MDC, the shareholders of the Company which existed prior to the closings own approximately 50.3% of the outstanding common stock of the Company, and MDC owns 49.7%.  Taking into account the 1,526,726 shares owned by George Mainas prior to issuance of shares to MDC, George Mainas now controls 55.5% of the outstanding common stock of the Company, which constitutes a change of control of the Company.

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

•

Effective August 4, 2015, the Company agreed to convert a total of $393,857 in outstanding debt and trade payables owed to 8 Company shareholders at a price of $0.10 per share into a total of 3,938,566 shares of restricted common stock (the “2015 Debt Conversion”).  Related party participants in the 2015 Debt Conversion included Kevin Kearney (64,608 shares), Thomas Hannan (270,137 shares), Steven Davis (500,000 shares), Gary Rockis (539,542 shares), Andrew Molasky (1,515,123 shares) and George Mainas (916,726 shares).

•

Effective December 14, 2015, LED Lighting Company (the “Company”) entered into a Loan Agreement (the “Loan Document”) with Mainas Development Corporation (“MDC”) pursuant to which MDC agreed to loan the Company up to $130,000.  The Loan Document provides that the loan shall accrue interest at the rate of 7% per annum and is due on December 14, 2016.  The Company issued MDC 13,000,000 shares of Company common stock in consideration of extending the loan to the Company.  MDC is an entity owned and controlled by George Mainas who owns greater than 10% of the outstanding shares of the Company.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2015 were $26,000.

(2) Audit-Related Fees

There were no fees billed during the two years ended December 31, 2015 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2015.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended December 31, 2015.

(5) Audit Committee

The Company’s Board of Directors, which serves as the Company’s Audit Committee, has approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2015. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors performing the functions of the Audit Committee.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, beginning on page F-1 of this Report.

(2) Financial Statement Schedules — As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

No.	Description

3.1	Certificate of Formation of the Company dated July 19, 2010 (1)
3.1.1	Certificate of Amendment to Certificate of Formation dated May 28, 2013 (2)
3.2	Bylaws of the Company (1)
10.1	Share Cancellation Agreement dated May 28, 2013 (2)
10.2	Consulting Agreement with George Mainas dated May 28, 2013 (2)
10.3	Consulting Agreement with Mark Wolff dated June 1, 2013 (2)
10.4	Form of Warrant Agreement with Mark Wolff dated June 1, 2013 (2)
10.5	Form of Subscription Agreement (2)
10.6	2013 Equity Incentive Plan (2)
10.7	Non-Exclusive Distributor Agreement with Polybrite International, Inc. dated May 30, 2013 (3)
10.8	Sales Representative Agreement with Polybrite International, Inc. dated May 30, 2013 (3)
10.9	Employment Agreement dated October 17, 2013 with Kevin Kearney (4)
10.10	Amendment to Consulting Agreement dated October 17, 2013 with George Mainas (4)
10.11	Consulting Agreement dated December 9, 2013 with J. Thomas Hannan (5)
10.12	Consulting Agreement dated July 1, 2014 with Andrew Molasky (7)
10.13	Warrant Agreement dated July 1, 2014 with Andrew Molasky (7)
10.14	Debt Conversion Agreement dated August 25, 2014 with George Mainas (8)
10.15	Debt Conversion Agreement dated August 25, 2014 with J. Thomas Hannan (8)
10.16	Debt Conversion Agreement dated August 25, 2014 with Kevin Kearney (8)
10.17	Loan Agreement dated November 6, 2014 with Andrew Molasky (9)
10.18	Convertible Promissory Note dated November 6, 2014 with Andrew Molasky (9)
10.19	Settlement Agreement and Mutual Release with Mark Wolff (9)
10.20	Warrant Agreement with Mark Wolff (9)
10.21	Consulting Agreement dated March 17, 2014 with Gary Rockis*
10.22	Debt Conversion Agreement dated August 4, 2015 (10)
10.23	Share Issuance Agreement with Mainas Development Corporation dated December 14, 2015 (11)
14.1	Code of Ethics(6)
21	List of Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
24	Power of Attorney*
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

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

(10)

Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 10, 2015.

(11)

Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 8, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LED Lighting Company (Registrant)

Date: April 14, 2016	/s/ Kevin Kearney
	By:	Kevin Kearney
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN KEARNEY	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	April 14, 2016
Kevin Kearney

LED LIGHTING COMPANY

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

LED Lighting Company

We have audited the accompanying balance sheets of LED Lighting Company (the "Company") as of December 31, 2015 and 2014, and the related statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, the Company has had minimal revenues and has an accumulated deficit of $4,300,246. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the Note 1, which include the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 14, 2016

LED Lighting Company
BALANCE SHEET

ASSETS	December 31,	December 31,
	2015	2014
Current Assets
Cash	$-	$27,192
Accounts Receivable	-	-
Loan receivable	-	84,000
Prepaid Expenses	-	47,138
Total Current Assets	-	158,330

TOTAL ASSETS	$-	$158,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable & accrued expenses	2,925	125,980
Bank Overdraft	37	-
Convertible promissory notes, net	-	60,032
Shareholder Advance	26,434	-
Note payable	-	98,438
Total Liabilities	29,396	284,450

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and 2014 respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 26,157,195 and 8,718,629 shares issued and outstanding as of December 31, 2015 and 2014 respectively	2,616	872
Additional paid-in capital	4,268,234	2,526,121
Accumulated deficit	(4,300,246)	(2,653,113)
Total Stockholders' Deficit	(29,396)	(126,120)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$158,330

The accompanying notes are an integral part of these financial statements.

LED Lighting Company

STATEMENTS OF OPERATIONS

	For the Year Ending December 31, 2015	For the Year Ending December 31, 2014
Revenue	$30,000	$69,600
Cost of revenue	15,000	64,672
Gross profit	15,000	4,928

Stock based compensation	-	150,590
Consulting expense	87,850	1,425,297
Write-offs (A/R, Ppd Expense, Loan Rec)	150,738
Operating expenses	66,060	266,393
Loss from operations	(289,648)	(1,837,352)

Other income (expense)
Interest expense	(1,353,585)	(37,885)
Other expense	(3,900)	(7)
Other income	-	24,005
	(1,357,485)	(13,887)

Loss before income taxes	(1,647,133)	(1,851,239)
Income tax expense	-	-
Net loss	$(1,647,133)	$(1,851,239)

Loss per share - basic	$(0.15)	$(0.24)
Weighted average shares - basic
	11,123,855	7,719,836

The accompanying notes are an integral part of these financial statements.

LED Lighting Company

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2013	6,450,000	$645	$550,319	$(801,874)	$(250,910)
Shares issued for cash	363,334	36	234,964	-	235,000
Shares issued for services	1,595,295	160	1,196,311	-	1,196,471
Shares issued for debt settlement	310,000	31	312,469	-	312,500
Beneficial conversion feature	-	-	81,468	-	81,468
Stock based compensation	-	-	150,590	-	150,590
Net loss	-	-	-	(1,851,239)	(1,851,239)
Balance, December 31, 2014	8,718,629	872	2,526,121	(2,653,113)	(126,120)
Shares issued for cash	-	-	-	-	-
Shares issued for services	500,000	50	49,950	-	50,000
Shares issued for debt settlement	3,938,566	394	393,463	-	393,857
Shares issued for shareholder advance cost	13,000,000	1,300	1,298,700	-	1,300,000
Net loss	-	-	-	(1,647,133)	(1,647,133)
Balance, December 31, 2015	26,157,195	$2,616	$4,268,234	$(4,300,246)	$(29,396)

The accompanying notes are an integral part of these financial statements.

LED Lighting Company

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2015	For the Year ended December 31, 2014
OPERATING ACTIVITIES:
Net loss	$(1,647,133)	$(1,851,239)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for services	50,000	1,196,471
Stock based compensation	-	150,590
Noncash interest expense for shareholder advance	1,300,000	-
Write-off - Loan Receivable	84,000	-
Write-off - Prepaid expenses	36,738	-
Amortization of debt discount	48,968	32,500
Changes in operating assets and liabilities
Prepaid and other current assets	10,400	(47,138)
Accounts payable & accrued expenses	63,364	188,376
Net cash (used) in operating activities	(53,663)	(330,440)

FINANCING ACTIVITIES:
Bank Overdraft	37	-
Shareholder Advance	26,434	-
Proceeds from issuance of convertible promissory notes	-	94,000
Proceeds from the issuance of note payable	-	28,438
Proceeds from the issuance of common stock	-	235,000
Net cash provided by financing activities	26,471	357,438

Net increase in cash	(27,192)	26,998

Cash, beginning of period	27,192	194

Cash, end of period	$-	$27,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Stock issued to settle accrued compensation	$-	$312,500
Stock issued in conversion of debt	$393,857	$-

The accompanying notes are an integral part of these financial statements.

LED LIGHTING COMPANY

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2015 and 2014

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

Going Concern

The Company has sustained operating losses and an accumulated deficit of $4,300,246 since inception of the Company on July 19, 2010 through December 31, 2015. In 2015 the Company incurred a loss of $1,647,133.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

The management of the Company plans to use their personal funds or seek equity or debt financing to pay all expenses incurred by the Company in 2016. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of December 31, 2015.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2015.

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

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015, there were no deferred taxes.

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

Net Loss Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive.  As of December 31, 2015, there were warrants outstanding for the purchase of 5,418,629 shares of common stock which could potentially dilute future earnings per share.  As of December 31, 2014, there were stock options outstanding for the purchase of 300,000 common shares, warrants for the purchase of 5,418,629 common shares, and rights to convert debt into 1,090,000 shares which could potentially dilute future earnings per share.

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

In January 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-01 Income Statement—Extraordinary and Unusual Items. This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

1. Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates.

2. Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively.  The Company did not elect for early adoption.

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-11 Simplifying the Measurement of Inventory.  Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.  An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company did not elect for early adoption.

We have evaluated the recent accounting pronouncements through the date of issuance of the report and believe that none of them will have a material effect on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force and the United States Securities and Exchange Commission) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. ACCOUNTS RECEIVABLE AND LOAN RECEIVABLES

Accounts receivables amounting to $30,000 as of December 31, 2015 were written off on that date. The account receivable was for a sale made in March 2015 to a Mexican customer, GEPSA. Loan receivables amounting to $84,000 as of December 31, 2015 were written off on that date.  The Company remains hopeful that through ongoing negotiations it will recover the full value of these receivables.  The loan receivable assets were $84,000 as of December 31, 2014.  This loan receivable consisted of an advance of $70,000 made to Polybrite, a supplier, and fees of $14,000 due from Polybrite related to the December 2013 Purchase Order Financing and Distribution Agreement that was entered into with Polybrite.  Prepaid credit to Polybrite amounting to $36,738 as of December 31, 2015 was written off on that date. The Company remains hopeful that through ongoing negotiations it will recover the full value of this prepaid credit item.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2015 and 2014:

	2015	2014

Accounts payable	$2,925	$125,980
Shareholder advance	26,434	-

	$29,359	$125,980

Effective August 4, 2015, the Company and the creditors holding more than 97% of accounts payable due from the Company agreed to convert these payables to equity at a price of $0.10 per share, totaling $174,778.  This resulted in the issuance of a total of 1,747,775 shares of restricted common stock to these creditors.

As of December 31, 2015, Mainas Development Corporation, a shareholder, had advanced to the Company $26,434 under a Loan Agreement.

5. CONVERTIBLE PROMISSORY NOTES, RELATED PARTY

Effective November 7, 2013, the Company entered into two Secured Convertible Promissory Notes with two investors, one a related party, in the aggregate amount of $15,000.  The notes accrue interest at 10% per annum and are due and payable in one year.  The note holders had the right to convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share, and receive, upon conversion, an equal number of warrants to purchase shares of Company common stock at a $1.00 exercise price for a term of 3 years, with cashless exercise provision. The two Convertible Notes matured on November 7, 2014 and from that date forward were payable on the demand of the Note Holder.

In July 2014, the Company entered into three Convertible Promissory Notes with related party investors, and one with a Director, in the aggregate amount of $20,000.  The notes accrued interest at 10% per annum and were due and payable in one year. The note holders had the right to convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

In August 2014, the Company entered into two Convertible Promissory Notes with investors in the Company, both related parties, in the aggregate amount of $9,000. The notes accrued interest at 10% per annum and were due and payable in one year. The note holders had the right to convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

In October 2014, the Company entered into two Convertible Promissory Notes with related party investors in the Company, and one with a Director, in the aggregate amount of $15,000. The notes accrued interest at 10% per annum and were due and payable in one year. The note holders had the right to convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share.

In November 2014, the Company issued a $50,000 Convertible Promissory Note with a related party investor in the Company.  The note accrued interest at 10% per annum and was due March 1, 2015.  The note holders had the right to convert all principal and interest outstanding under the notes into shares of Company common stock at the conversion price of $0.10 per share. The note matured March 1, 2015.  From that date forward, the Note was payable on the demand of the Note Holder.

With regard to the $94,000 in notes issued in 2014, the Company recorded beneficial conversion features on the date of issuance that in the aggregate equals $81,468.  This was recorded as a debt discount that is amortized over the term of the notes. During the year 2014, amortization of debt discounts amounted to $32,500.  During the year 2015, amortization of debt discounts amounted to a further $45,898.  These amortizations, in accord with GAAP, are recorded as interest expense. Upon conversion (see below), the remaining $3,069 discount to face value was added back to principal value.

Effective August 4, 2015, the Company and all the holders of convertible securities agreed to convert to equity at a price of $0.10 per share all outstanding convertible notes, totaling $109,000 in principal and $8,917 in accrued interest.  This resulted in the issuance of a total of 1,179,174 shares of restricted common stock to these holders of these convertible notes.

A summary table of Convertible Notes issued by the Company is presented below.

	Principal	BCF	Amort. Of	Prin. Balance	Accrued	Total Balance
Convertible Notes	Value	Discount	Discount	12/31/2015	Interest	12/31/2015
2013 10% Convertible Notes	$15,000	-	-	-	3,218	-
2014 10% Convertible Notes	$94,000	(81,468)	81,468	-	5,699	-
Total	$109,000	(81,468)	81,468	-	8,917	-

6. NOTES PAYABLE, RELATED PARTY

In December 2013, the Company issued an unsecured and non-interest bearing note payable for an amount of $70,000. The note payable was due on demand.

In April 2014, the Company issued an unsecured, 10% bearing note payable to Andrew Molasky, a related party, for services rendered as a consultant in the amount of $20,000. The note payable was due on demand.

In July 2014, the Company issued an unsecured and non-interest bearing note payable to Gary Rockis, a related party, for services rendered as a consultant in the amount of $8,438. The note payable was due on demand.

Effective August 4, 2015, the Company and all the holders of related party notes set forth above agreed to convert to equity at a price of $0.10 per share all outstanding notes payable, totaling $98,438 in principal and $2,724 in accrued interest.  This resulted in the issuance of a total of 1,011,617 shares of restricted common stock to these noteholders.

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

Effective October 17, 2013, the Company granted 100,000 options to purchase Common Stock under its 2013 Equity Incentive Plan to each of three consultants for services provided to the Company.   The options had an exercise price of $1.00 per share and would be exercised for a period of two years from the date of grant, and have therefore expired as of October 17, 2015.

A summary of option activity under the Plan as of December 31, 2014 and changes during 2015 is presented below:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Average Expiration Date
Outstanding at December 31, 2014	300,000	$1.00	0.79	10/18/2015
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(300,000)	$1.00	-	-
Outstanding at December 31, 2015	300,000	$1.00	-	-
Exercisable at December 31, 2015	-	$1.00	-	-

Warrants

On various dates in 2013 and in connection with subscription agreements, the Company issued three-year warrants to purchase up to 3,350,000 shares of common stock at an exercise price of $1.00 per share. Since the warrants were issued in connection with a private placement and sale of Company’s common stock, there was no accounting impact related to the issuance of warrants on the accompanying financial statements.

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

Effective June 1, 2013, the Company entered into a Consulting Agreement with Mark Wolff pursuant to which the Company has agreed to issue Mr. Wolff a Warrant to purchase up to 500,000 shares of Company common stock at an exercise price of $1.00 per share, vesting in 12 monthly increments starting on July 1, 2013 and terminating in 3 years. The Consulting Agreement was terminated as of August 1, 2013 and the vesting of the warrants terminated as of that date.  These warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.14%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 103%, and an expected life of 1 year.  The warrants had an aggregate fair value of $668. The Company recorded stock based compensation of $334 during the year ended December 31, 2013 related to these warrants.  Due to the termination of the Agreement and settlement between the parties, no compensation was incurred in relation to these warrants in 2014 and in 2015.

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

As the exercise price of the warrants issued exceeded the price at which shares have been issued by the Company, the warrants have no intrinsic value.

A summary of warrant activity as of December 31, 2015 and changes during the year then ended is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Avg Expiration Date
Outstanding December 31, 2014	5,418,628	$1.00	1.84	10/1/2016
Issued in 2015 – Investors	-	-	-	-
Issued in 2015 – Services		-	-	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding December 31, 2015	5,418,628	$1.00	0.84	10/1/2016
Exercisable December 31, 2015	5,418,628	$1.00	0.84	10/1/2016

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

Effective August 25, 2014, the Company entered into Debt Conversion Agreements with related parties George Mainas, J. Thomas Hannan and Kevin Kearney pursuant to which each individual agreed to convert all amounts of compensation accrued and payable to such person under the terms of their respective consulting or employment agreement as of August 31, 2014 into shares of Company common stock at $1.00 per share. The Debt Conversion Agreements resulted in the conversion of an aggregate of $260,000 into 260,000 shares of Company common stock. Mr. Mainas and Mr. Hannan also agreed that their consulting agreements would be terminated as of August 31, 2014, and Mr. Kearney agreed that no future compensation will be owed to him by the Company under his employment agreement as of August 31, 2014. The foregoing is only a brief description of the material terms of the Debt Conversion Agreements, and does not purport to be a complete description of the rights and obligations of the parties under those agreements.

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

Effective August 4, 2015, the Company agreed to convert a total of $393,857 in outstanding debt and trade payables owed to 8 Company shareholders into a total of 3,938,566 shares of restricted common stock.  The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities were isolated private transactions by us which did not involve a public offering; (b) there was only 8 recipients and all recipients are Company shareholders; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individuals and the Company; and (f) the recipients of the securities are all accredited investors.

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

Effective December 14, 2015, the Company entered into a Loan Agreement (the “Loan Document”) with Mainas Development Corporation (“MDC”) pursuant to which MDC agreed to loan the Company up to $130,000.  The Loan Document provides that the loan shall accrue interest at the rate of 7% per annum and is due on December 14, 2016.  The Company issued MDC 13,000,000 shares of Company common stock in consideration of extending the loan to the Company.  MDC is an entity owned and controlled by George Mainas who owns greater than 10% of the outstanding shares of the Company.  The foregoing is only a brief description of the material terms of the Loan Document, and does not purport to be a complete description of the rights and obligations of the parties under that agreement, and such description is qualified in its entirety by reference to the agreement which is filed as an exhibit to this Current Report.

9. INCOME TAXES

Our provisions for income taxes for the years ended December 31, 2015 and 2014, respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

	2015	2014
Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(4,300,000)	$(2,653,000)
Valuation allowance	4,300,000	2,653,000
Total deferred tax provision	$-	$-

Deferred tax assets at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,505,000	$929,000

Valuation allowance	(1,505,000)	(929,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset in a single year by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Transactions such as planned future sales of our common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $1,505,000 in NOL at December 31, 2015 that will begin to expire in 2029 for federal and state purposes and could be limited for use under IRC Section 382.  We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382. A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the years ended December 31, 2015 and 2014 is as follows:

	Years ended December 31,
	2015		2014
Federal income tax rate at 35%	$(576,000)	35.0%	$(653,000)	35.0%
State income tax, net of federal benefit	-	-	-	- %
Change in valuation allowance	576,000	(35.0)%	653,000	(35.0)%

Benefit for income taxes	$-	-%	$-	- %

We file income tax returns in the U.S. with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2015 and 2014. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

10. SUBSEQUENT EVENT

On March 18, 2016, Integrated Systems Technology, Inc., a party related to the Company through its owner Gary Rockis, advanced $30,000 to the Company. IST and its principal owner Gary Rockis collectively own 1,289,542 shares in the Company, 4.93% of the total.