Form 10-Q
period 2016-03-31
LED Lighting Co
filed 2016-05-17
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at May 17, 2016
Common Stock, par value $0.0001	26,157,195

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

•

"SEC" refers to the United States Securities and Exchange Commission;

•

"Securities Act" refers to the United States Securities Act of 1933, as amended;

•

"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

FINANCIAL STATEMENTS

Condensed balance sheets as of March 31, 2016 (unaudited) and December 31, 2015	4
Condensed statements of operations for the three months ended March 31, 2016 and 2015 (unaudited)	5
Condensed statements of cash flows for the three months ended March 31, 2016 and 2015 (unaudited)	6
Notes to condensed financial statements (unaudited)	7

LED LIGHTING COMPANY

CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2016	2015
Current Assets
Cash	$11,440	$-
Prepaid Expenses	10,000	-
Total Current Assets	21,440	-
TOTAL ASSETS	$21,440	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable & accrued expenses	$425	$2,925
Bank Overdraft	-	37
Shareholder Advance	56,571	26,434
Note payable	10,000	-
Total Liabilities	66,996	29,396

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015 respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 26,157,195 shares issued and outstanding as of March 31, 2016 and December 31, 2015 respectively	2,616	2,616
Additional paid-in capital	4,268,234	4,268,234
Accumulated deficit	(4,316,406)	(4,300,246)
Total Stockholders' Deficit	(45,556)	(29,396)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,440	$-

The accompanying notes are an integral part of these financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF OPERATIONS

		For the Three Months Ending March 31, 2016	For the Three Months Ending March 31, 2015
Revenue	$		$0,000
Cost of revenue		-	15,000
Gross profit		-	15,000

Consulting expense		-	6,100
Operating expenses		16,160	27,520
Loss from operations		(16,160)	(18,620)

Other expense
Interest expense		-	(38,759)
Total other expenses		-	(38,759)

Loss before income taxes		(16,160)	(57,379)
Income tax expense		-	-
Net loss		$(16,160)	$(57,379)

Loss per share - basic		$(0.00)	$(0.01)
Weighted average shares - basic
		26,157,194	8,718,628

The accompanying notes are an integral part of these financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31, 2016	For the Three Months ended March 31, 2015
OPERATING ACTIVITIES:
Net loss	$(16,160)	$(57,379)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	-	35,534
Changes in operating assets and liabilities
Prepaid and other current assets	(10,000)	(19,600)
Accounts payable & accrued expenses	(2,500)	23,951
Net cash used in operating activities	(28,660)	(17,494)

FINANCING ACTIVITIES:
Bank Overdraft	(37)	-
Advance from Shareholders	30,137	-
Proceeds from the issuance of note payable	10,000	-
Net cash provided by financing activities	40,100	-

Net increase (decrease) in cash	11,440	(17,494)

Cash, beginning of period	-	27,194

Cash, end of period	$11,440	$9,968

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

LED LIGHTING COMPANY

NOTES TO FINANCIAL STATEMENTS

For the quarters ended March 31, 2016 and March 31, 2015

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

Going Concern

The Company has sustained operating losses and an accumulated deficit of $4,316,406 since inception of the Company on July 19, 2010 through March 31, 2016. In the first quarter of 2016, the Company incurred a loss of $16,160.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2016.

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

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2016, there were no deferred taxes.

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

Net Loss Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive.  As of March 31, 2016, there were warrants outstanding for the purchase of 5,418,629 shares of common stock which could potentially dilute future earnings per share.

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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	Dec. 31, 2015

Accounts payable	$425	$2,925
Shareholder advance	56,571	26,434

	$56,996	$29,359

As of March 28, 2016, Gary Rockis, a related party shareholder, advanced the Company $30,000 under a Loan Agreement.

4. STOCK BASED COMPENSATION

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

No options were issued under the Plan during the first quarter of 2016.

Warrants

As of December 31, 2015, 5,418,628 warrants had been issued with an exercise price of $1.00.  No warrants were issued during the first quarter of 2016.  As the exercise price of the warrants issued exceeds the price at which shares have been issued by the Company, the warrants have no intrinsic value.

A summary of warrant activity as of March 31, 2016 and changes during the quarter then ended is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Expiration Date
Outstanding December 31, 2015	5,418,628	$1.00	0.84	10/1/2016
Issued in Q1 2016 – Investors	-	-	-	-
Issued in Q1 2016 – Services		-	-	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding March 31, 2016	5,418,628	$1.00	0.59	10/1/2016
Exercisable March 31, 2016	5,418,628	$1.00	0.59	10/1/2016

5. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of December 31, 2015, the Company had 26, 157,195 shares of common stock issued and outstanding, and zero shares of preferred stock issued and outstanding.  In the first quarter of 2016 the Company issued no shares of common or preferred stock.

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

Revenue

The Company had no revenue in the first quarter of 2016 ending March 31, 2016; it had $30,000 in revenues during the three month period ended March 31, 2015.

Net Loss

Our net loss for the three months ended March 31, 2016 was $16,160 compared to $57,739 for the three months ended March 31, 2015. The decrease in net loss compared to the prior year period is primarily attributable to decreases in consulting expenses and other cash operating expenses.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $11,440; total assets of $21,440 and total liabilities of $66,996.  As of December 31, 2015, the Company had no cash and no assets, and total liabilities of $29,396.  The primary reason for the increases in assets was the advance by a shareholder of $30,000 in March 2016.  Although the Company had written off $150,738 in assets on December 31, 2015, it remains optimistic it will realize part or all the value of these in the future.

For the three months ended March 31, 2016, net cash used in operations was $28,660. Our total stockholder’s deficit at March 31, 2016 was $45,556.  For the three months ended March 31, 2015, net cash used in operations was $17,494.

During the three months ended March 31, 2016, the Company financed its operations by issuing a Note to an unrelated party for $10,000 and by receiving an advance from a related party shareholder, Gary Rockis, in the amount of $30,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer (who is the same person), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report.

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

ITEM 1A. RISK FACTORS

The “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC on April 14, 2016 (the “Form 10-K”) are hereby incorporated by reference herein. Readers are encouraged to read the Form 10-K including those risk factors.

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

Dated: May 17, 2016

By: /s/ Kevin Kearney

President and Chief Financial Officer