Form 10-K/A
period 2015-12-31
LED Lighting Co
filed 2016-06-09
CIK 1502659

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of LED Lighting Company (the “Company”) on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

No.	Description

3.1	Certificate of Formation of the Company dated July 19, 2010 (1)
3.1.1	Certificate of Amendment to Certificate of Formation dated May 28, 2013 (2)
3.2	Bylaws of the Company (1)
10.1	Share Cancellation Agreement dated May 28, 2013 (2)
10.2	Consulting Agreement with George Mainas dated May 28, 2013 (2)
10.3	Consulting Agreement with Mark Wolff dated June 1, 2013 (2)
10.4	Form of Warrant Agreement with Mark Wolff dated June 1, 2013 (2)
10.5	Form of Subscription Agreement (2)
10.6	2013 Equity Incentive Plan (2)
10.7	Non-Exclusive Distributor Agreement with Polybrite International, Inc. dated May 30, 2013 (3)
10.8	Sales Representative Agreement with Polybrite International, Inc. dated May 30, 2013 (3)
10.9	Employment Agreement dated October 17, 2013 with Kevin Kearney (4)
10.10	Amendment to Consulting Agreement dated October 17, 2013 with George Mainas (4)
10.11	Consulting Agreement dated December 9, 2013 with J. Thomas Hannan (5)
10.12	Consulting Agreement dated July 1, 2014 with Andrew Molasky (7)
10.13	Warrant Agreement dated July 1, 2014 with Andrew Molasky (7)
10.14	Debt Conversion Agreement dated August 25, 2014 with George Mainas (8)
10.15	Debt Conversion Agreement dated August 25, 2014 with J. Thomas Hannan (8)
10.16	Debt Conversion Agreement dated August 25, 2014 with Kevin Kearney (8)
10.17	Loan Agreement dated November 6, 2014 with Andrew Molasky (9)
10.18	Convertible Promissory Note dated November 6, 2014 with Andrew Molasky (9)
10.19	Settlement Agreement and Mutual Release with Mark Wolff (9)
10.20	Warrant Agreement with Mark Wolff (9)
10.21	Consulting Agreement dated March 17, 2014 with Gary Rockis (12)
10.22	Debt Conversion Agreement dated August 4, 2015 (10)
10.23	Share Issuance Agreement with Mainas Development Corporation dated December 14, 2015 (11)
14.1	Code of Ethics(6)
21	List of Subsidiaries (12)
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (12)
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer (12)
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer (12)
101	XBRL (eXtensible Business Reporting Language)*

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

(12)

Incorporated by reference to the Company’s Form 10-K filed with the SEC on April 14, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LED Lighting Company (Registrant)

Date: May 17, 2016	/s/ Kevin Kearney
	By:	Kevin Kearney
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN KEARNEY	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	May 17, 2016
Kevin Kearney