Form 10-Q/A
period 2016-03-31
LED Lighting Co
filed 2016-06-09
CIK 1502659

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of LED Lighting Company (the “Company”) on Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 17, 2016 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

101

XBRL

* File with the Form 10-Q for the period ended March 31, 2016 on May 17, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LED LIGHTING COMPANY

Dated: June 3, 2016

By: /s/ Kevin Kearney

President and Chief Financial Officer

3