Form 10-Q
period 2016-06-30
LED Lighting Co
filed 2016-08-15
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at August 15, 2016
Common Stock, par value $0.0001	26,157,195

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

•

"SEC" refers to the United States Securities and Exchange Commission;

•

"Securities Act" refers to the United States Securities Act of 1933, as amended;

•

"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

FINANCIAL STATEMENTS

Condensed balance sheets as of June 30, 2016 (unaudited) and December 31, 2015	4
Condensed statements of operations for the three and six months ended June 30, 2016 and 2015 (unaudited)	5
Condensed statements of cash flows for the six months ended June 30, 2016 and 2015 (unaudited)	6
Notes to condensed financial statements (unaudited)	7

LED LIGHTING COMPANY

 CONDENSED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Current Assets
Cash	$29	$-
Prepaid Expenses	10,000	-
Total Current Assets	10,029	-
TOTAL ASSETS	$10,029	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable & accrued expenses	$1,624	$2,925
Bank Overdraft	-	37
Shareholder Advance	46,606	26,434
Note payable	10,000	-
Total Liabilities	58,230	29,396

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and December 31, 2015 respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 26,157,195 shares issued and outstanding as of June 30, 2016 and December 31, 2015 respectively	2,616	2,616
Additional paid-in capital	4,268,234	4,268,234
Accumulated deficit	(4,319,051)	(4,300,246)
Total Stockholders' Deficit	(48,201)	(29,396)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,029	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending June 30, 2016	For the Three Months Ending June 30, 2015	For the Six Months Ending June 30, 2016	For the Six Months Ending June 30, 2015
Revenue	$-	$-	$-	$30,000
Cost of revenue	-	-	-	15,000
Gross profit	-	-	-	15,000

Consulting expense	-	31,750	-	37,850
Operating expenses	2,645	9,724	18,805	37,245
Loss from operations	(2,645)	(41,474)	(18,805)	(60,095)

Other income (expense)
Interest expense	-	(12,759)	-	(51,517)

Loss before income taxes	(2,645)	(54,233)	(18,805)	(111,612)
Income tax expense	-	-	-	-
Net loss	$(2,645)	$(54,233)	$(18,805)	$(111,612)

Loss per share – basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares – basic	26,157,195	8,718,628	26,157,195	8,718,628

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30, 2016	For the Six Months ended June 30, 2015
OPERATING ACTIVITIES:
Net loss	$(18,805)	$(111,612)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount	-	45,067
Changes in operating assets and liabilities
Prepaid and other current assets	(10,000)	(19,600)
Accounts payable & accrued expenses	(1,301)	59,273
Net cash used in operating activities	(30,106)	(26,871)

FINANCING ACTIVITIES:
Decrease in Bank Overdraft	(37)
Proceeds from Note Payable	10,000	-
Proceeds from Advance to Company	20,172	-
Net cash provided by financing activities	30,135	-

Net increase in cash	29	(26,871)

Cash, beginning of period	-	27,192

Cash, end of period	$29	$321

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED LIGHTING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the quarters ended June 30, 2016 and June 30, 2015

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

Going Concern

The Company has sustained operating losses and an accumulated deficit of $4,319,051 since inception of the Company on July 19, 2010 through June 30, 2016. In the six months ended June 30, 2016, the Company incurred a loss of $18,805.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited accompanying condensed financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the condensed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) as filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2016.

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

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2016, there were no deferred taxes.

Net Loss Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive.  As of June 30, 2016, there were warrants outstanding for the purchase of 5,418,629 shares of common stock which could potentially dilute future earnings per share.

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

3.  NOTE PAYABLE

On February 16, 2016, the Company issued a note with a principal value of $10,000 to Richard Housand, an unrelated party, with a maturity date of February 15, 2017 and coupon interest due on that date of 7%.  The note is not convertible.

4.  SHAREHOLDER ADVANCE

Advances from related party shareholders as of June 30, 2016 and December 31, 2015 consisted of the following:

June 30, 2016	Dec. 31, 2015

$46,606	$26,434

As of March 28, 2016, Gary Rockis, a related party shareholder, had advanced the Company $30,000 under a Loan Agreement. On April 18, 2016, the Company repaid $10,000 of that loan. These shareholder advances do not incur interest expense.

5.  STOCK BASED COMPENSATION

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

A summary of warrant activity as of June 30, 2016 and changes during the quarter then ended is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Expiration Date
Outstanding December 31, 2015	5,418,628	$1.00	0.84	10/1/2016
Issued in Q1 2016 – Investors	-	-	-	-
Issued in Q1 2016 – Services	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding June 30, 2016	5,418,628	$1.00	0.24	10/1/2016
Exercisable June 30, 2016	5,418,628	$1.00	0.24	10/1/2016

6. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of December 31, 2015, the Company had 26,157,195 shares of common stock issued and outstanding, and zero shares of preferred stock issued and outstanding.  As of June 30, 2016 the Company had issued no additional common or preferred stock.

7.  SUPPLEMENTAL DISCLOSURES

The Company did not make cash payments for either interest expense or income tax expense during the six month periods ending June 30, 2015 and June 30, 2016.

The Company has not filed federal and California state income tax returns for 2013 or 2014.  The Company intends to file these returns as well as 2015 tax returns by September 15, 2016, the extended deadline for 2015 tax returns.  Due to continuing losses from operations, the Company has not incurred a tax liability since the time it was recapitalized in 2013.

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

The Company is working on a large transaction for integrated LED lighting and ancillary security services for municipalities in Colombia.  As part of this initiative, in February 2016 the Company advanced to Blue Tiger LLC $10,000 for purchase of one of its Nemesis drone systems.  To date the Company has not called upon Blue Tiger to provide the drone as the transaction with the ultimate buyer has not closed.

Revenue

The Company had no revenue in the quarter ending June 30, 2016; it had no revenue in the quarter ended June 30, 2015.  The Company did not have revenue for the first six months of 2016 ending June 30, but did generate $30,000 in revenue in the first six months of 2015 ending June 30.

Net Loss

Our net loss for the six month period ending June 30, 2016 was $18,805 compared to $111,612 for the six months ended June 30, 2015. The decrease in net loss compared to the prior year period is primarily attributable to the elimination of noncash interest expense (amortization of beneficial conversion features on convertible notes) of $51,517 for the prior period.  Consulting expenses were reduced from $37,850 to $0.  The Company received consulting services from shareholders in 2016 without charge.  Cash operating expenses were reduced 50% from the prior year period’s $37,245.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $29; total assets of $10,029 and total liabilities of $58,230.  As of December 31, 2015, the Company had no cash and no assets, and total liabilities of $29,396.  Although the Company had written off $150,738 in assets on December 31, 2015, it remains optimistic it will realize part or all the value of these in the future.

For the six months ended June 30, 2016, net cash used in operations was $30,106.  Our total stockholder’s deficit at June 30, 2016 was $48,201.  For the six months ended June 30, 2015, net cash used in operations was $26,871.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 15, 2016

By: /s/ Kevin Kearney

President and Chief Financial Officer