Form 10-Q
period 2016-09-30
LED Lighting Co
filed 2016-11-18
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at November 18, 2016
Common Stock, par value $0.0001	26,157,195

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

•

"SEC" refers to the United States Securities and Exchange Commission;

•

"Securities Act" refers to the United States Securities Act of 1933, as amended;

•

"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

FINANCIAL STATEMENTS

Condensed balance sheets as of September 30, 2016 (unaudited) and December 31, 2015	4
Condensed statements of operations for the three and nine months ended September 30, 2016 and 2015 (unaudited)	5
Condensed statements of cash flows for the nine months ended September 30, 2016 and 2015 (unaudited)	6
Notes to condensed financial statements (unaudited)	7

LED LIGHTING COMPANY
CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2016 (Unaudited)	2015
Current Assets
Cash	$81	$-
Prepaid Expenses	10,000	-
Total Current Assets	10,081	-
TOTAL ASSETS	$10,081	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable & accrued expenses	$32,967	$2,925
Bank Overdraft	-	37
Shareholder Advances	52,410	26,434
Note payable	10,000	-
Total Liabilities	95,377	29,396

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and December 31, 2015 respectively	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized; 26,157,195 shares issued and outstanding as of September 30, 2016 and December 31, 2015 respectively	2,616	2,616

Additional paid-in capital	4,268,234	4,268,234
Accumulated deficit	(4,356,146)	(4,300,246)
Total Stockholders' Deficit	(85,296)	(29,396)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,081	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending September 30, 2016	For the Three Months Ending September 30, 2015	For the Nine Months Ending September 30, 2016	For the Nine Months Ending September 30, 2015
Revenue	$-	$-	$-	$30,000
Cost of revenue	-	-	-	15,000
Gross profit	-	-	-	15,000

Consulting expense	30,000	50,000	30,000	87,850
Operating expenses	7,095	12,185	25,900	49,430
Loss before other income	(37,095)	(62,185)	(55,900)	(122,280)

Other income (expense)
Interest expense	-	(2,899)	-	(54,416)
Other income	-	(3,069)	-	(3,069)
	-	(5,968)	-	(57,485)

Loss before income taxes	(37,095)	(68,153)	(55,900)	(179,765)
Income tax expense	-	-	-	-
Net loss	$(37,095)	$(68,153)	$(55,900)	$(179,765)

Loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted average shares - basic
	26,157,195	11,480,403	26,157,195	9,396,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended September 30, 2016	For the Nine Months ended September 30, 2015
OPERATING ACTIVITIES:
Net loss	$(55,900)	$(179,765)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for services	-	50,000

Changes in operating assets and liabilities
Accounts receivable	-	(30,000)
Prepaid and other current assets	(10,000)	10,400
Bank Overdraft	(37)	5
Accounts payable & accrued expenses	42	61,967
Accrued Deferred Compensation	30,000	-
Decrease in discount to FV of Convertible Notes	-	48,967
Net cash used in operating activities	(35,895)	(38,426)

FINANCING ACTIVITIES:
Proceeds from Shareholder Advances	25,976	11,234
Proceeds from the issuance of note payable	10,000	-
Net cash provided by financing activities	35,976	11,234

Net increase (decrease) in cash	81	(27,192)

Cash, beginning of period	-	27,192

Cash, end of period	$81	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED LIGHTING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the quarters ended September 30, 2016 and September 30, 2015

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

Going Concern

The Company has sustained operating losses and an accumulated deficit of $4,356,146 since inception of the Company on July 19, 2010 through September 30, 2016. In the nine months ended September 30, 2016, the Company incurred a loss of $55,900.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2016.

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

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016, there were no deferred taxes.

Net Loss Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive.  As of September 30, 2016, there were warrants outstanding for the purchase of 2,068,629 shares of common stock which could potentially dilute future earnings per share.

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

3. ACCOUNTS PAYABLE

During the third quarter of 2016, $30,000 was earned by George Mainas, a related party shareholder, under a Consulting Agreement but has yet to be paid.

4. NOTE PAYABLE

On February 16, 2016, the Company issued a note with a principal value of $10,000 to Richard Housand, an unrelated party, with a maturity date of February 15, 2017 and coupon interest due on that date of 7%.  The note is not convertible.

5. SHAREHOLDER ADVANCES

Advances from related party shareholders as of September 30, 2016 and December 31, 2015 consisted of the following:

Sept. 30, 2016	Dec. 31, 2015

$52,410	$26,434

As of March 28, 2016, Gary Rockis, a related party shareholder, had advanced the Company $30,000 under a Loan Agreement.  On April 18, 2016, the Company repaid $10,000 of that loan.  In addition, during the third quarter Kevin Kearney, a Director, advanced the Company $5,704.  In 2016, shareholders advanced an additional $272 to the Company.  These shareholder advances do not incur interest expense.

6. STOCK BASED COMPENSATION

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

No options were issued under the Plan during the first three quarters of 2016.

Warrants

As of December 31, 2015, 5,418,628 warrants had been issued with an exercise price of $1.00.  A total of 3,350,000 warrants have since expired, so that 2,068,628 remain outstanding.  No warrants were issued during the first three quarters of 2016.  As the exercise price of the warrants issued exceeds the price at which shares have been issued, the warrants have no intrinsic value.

A summary of warrant activity as of September 30, 2016 and changes during the quarter then ended is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Average Expiration Date
Outstanding December 31, 2015	5,418,628	$1.00	0.84	10/1/2016
Issued in Q1 2016 – Investors	-	-	-	-
Issued in Q1 2016 – Services	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	3,350,000	-	-	-
Outstanding Sept 30, 2016	2,068,628	$1.00	0.53	4/13/2017
Exercisable Sept 30, 2016	2,068,628	$1.00	0.53	4/13/2017

7. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of December 31, 2015, the Company had 26,157,195 shares of common stock issued and outstanding, and zero shares of preferred stock issued and outstanding.  As of September 30, 2016 the Company had issued no additional common or preferred stock.

8. SUPPLEMENTAL DISCLOSURES

The Company did not make cash payments for either interest expense or income tax expense during the six month periods ending September 30, 2015 and September 30, 2016.

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

The Company is working on a large transaction for integrated LED lighting and ancillary security services for municipalities in Colombia.  As part of this initiative, in February 2016 the Company advanced to Blue Tiger LLC $10,000 for purchase of one of its Nemesis drone systems.  To date the Company has not called upon Blue Tiger to provide the drone as the transaction with the ultimate buyer has not closed, but it anticipates it will be consummating the transaction in the near future.

The Company, through its consultant George Mainas, a related party, has been working diligently to market Polybrite and other products to Mexican, Colombian and US customers.  It is hoped that these initiatives will result in executed contracts for large orders within the next two quarters.

Revenue

The Company had no revenue in the quarter ending September 30, 2016; it had no revenue in the quarter ended September 30, 2015. The Company did not have revenue for the first nine months of 2016 ending September 30, but did generate $30,000 in revenue in the first nine months of 2015 ending September 30.

Net Loss

Our net loss for the nine month period ending September 30, 2016 was $55,900 compared to $179,765 for the nine months ended September 30, 2015. The decrease in net loss compared to the prior year period is attributable in part to the elimination of noncash interest expense (amortization of beneficial conversion features on convertible notes) of $53,585 for the prior period.  Consulting expenses were reduced from $87,850 to $30,000.  The Company entered into an agreement under which it received consulting services from a related party shareholder on July 2, 2016.  Compensation under this arrangement has been recorded but disbursement has been deferred, thus there has been no effect to date on the Company’s cash balances. Cash operating expenses for the period January through September were reduced to $25,900 from the prior year period’s $49,430.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $81; total assets of $10,081 and total liabilities of $95,377.  As of December 31, 2015, the Company had no cash and no assets, and total liabilities of $29,396. Although the Company had written off $150,738 in assets on December 31, 2015, it remains optimistic it will realize part or all the value of these in the future.

For the nine months ended September 30, 2016, net cash used in operations was $35,895.  Our total stockholder’s deficit at September 30, 2016 was $85,296.  For the nine months ended September 30, 2015, net cash used in operations was $38,426.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 18, 2016

By: /s/ Kevin Kearney

President and Chief Financial Officer