Form 10-K
period 2016-12-31
LED Lighting Co
filed 2017-04-17
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Registrant’s telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class None	Name of Each Exchange on Which Registered None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      .No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      .No  X .

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

As of April 14, 2017, there were 26,157,195 shares of the registrant’s common stock outstanding. The common stock is the registrant’s only class of stock currently outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, which reflect our views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These forward-looking statements are identified by, among other things, the words “anticipates”, “believes”, “estimates”, “expects”, “plans”, “projects”, “targets” and similar expressions. Statements in this report concerning the following are forward looking statements:

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

USE OF DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

•

“we,” “us,” “our” and “Company” refer to the business of LED Lighting Company;

•

“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

•

“SEC” refers to the United States Securities and Exchange Commission;

•

“Securities Act” refers to the United States Securities Act of 1933, as amended;

•

“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

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

Our Employees

We have no full time or part time contracted positions as of the date of this Annual Report.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this report.

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

We are responsible for the indemnification of our officers and directors. Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our certificate of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

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

Holders

As of April 14, 2017, there are approximately 34 shareholders of record of our common stock. Our transfer agent is Action Stock Transfer Corp. located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121 and its phone number is (801) 274-1088.

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

Equity Compensation Plan Information

Three hundred thousand options issued in 2013 expired in 2015. No options had been issued under the Equity Compensation Plan since 2013, thus no options are currently outstanding under the Equity Compensation Plan.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” below. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report. See “Forward-Looking Statements,” above.

Overview and Financial Condition

Results of Operations

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

We had $0 in revenues during the year ending December 31, 2016; we had $30,000 in revenue in 2015.

Receivables were $0 and $0 as of December 31, 2016 and 2015, respectively.

Total loss in fiscal 2016 was $106,382. Of this amount, $60,000 is accounted by compensation earned by a related party consultant to the Company, George Mainas. As payment of this compensation is deferred until the Company is in a position to pay, it had no effect on the cash position or solvency of the Company. Of the remainder, $10,000 in losses are recognized by a write off of prepaid purchase credit advanced to the Company in February 2016. The Company is optimistic it will recover the full amount of the credit it extended through either repayment or credit for items it purchases. Cash expenses of the Company for 2016 were $35,770, primarily related to audit services.

Total loss in fiscal 2015 was $1,647,133. Losses from operations were $289,648, of which $150,738 result from write-offs of $30,000 in accounts receivable, $84,000 in loan receivable, and $36,738 in prepaid credit. An additional $87,850 in expenses was incurred in compensating consultants, predominantly through issuance of stock. Additional operating expenses amounted to $66,060. Fifteen thousand dollars ($15,000) in cost of goods sold were incurred in sourcing goods from Integrated Systems Technology, a company principally owned by Gary Rockis, a related party. This payable was converted to equity in August 2015, and thus had no cash effect on the Company. An additional $1,357,485 in noncash expenses were incurred, of which $1,300,000 represents the impact of issuing shares as the cost of securing a line of credit for Company operations. Interest expenses of the Company of $53,585 consisted primarily of the amortization of a beneficial conversion feature associated with convertible notes issued by the Company in 2014 and 2013. These interest expenses incurred no cash obligation on the Company and the accrued liability associated with the interest on these notes, as well as other notes payable, was converted to equity in August 2015.

We had a net loss of $106,382 in fiscal 2016 compared to a net loss of $1,647,133 in fiscal 2015. The decrease in the net loss was primarily due to the decreased marketing, general and administrative activity in 2016 discussed above.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable. As of December 31, 2016, our Company had $33 in assets. We had total liabilities of $135,811 and therefore a stockholders’ deficit totaling $135,778 as of December 31, 2016.

Net cash used in operating activities in fiscal 2016 was $45,410.

Net cash provided by financing activities in 2016 was $45,442. The net cash provided by financing activities was primarily attributable to cash advances to the Company by shareholders and $10,000 advanced to the Company by a creditor in exchange for an interest bearing note.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through December 31, 2016. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

We review the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options, that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. In connection with sales of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

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

Recent Accounting Pronouncements

See “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and age of our current director and executive officer, and the principal position held by him:

Name	Age	Position

Kevin Kearney	63	Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our current directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Transactions with Related Persons; Promoters and Certain Control Persons; Director Independence,” none of our current directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Directors and officers was not paid in 2016.

Employment and Consulting Agreements

Effective July 1, 2016, the Company entered into a consulting agreement with George Mainas, a related party, under which the consultant would accrue compensation for services rendered to the Company at a rate of $10,000 per month. The consultant has agreed to defer collection of accrued retainer income until such time as the Company can make payment without undue risk of insolvency.

Grants of Stock Awards

During 2016, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

During 2016, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

During 2016 no member of our Board of Directors received any compensation for his services as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2017 information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on the number of shares outstanding totaling 26,157,195, adjusted individually to include all warrants held by such individual which are exercisable within 60 days of April 14, 2017 as shown below.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned(2)

Officers and Directors
Kevin Kearney	914,608	3.5%
All directors and executive officers as a group	914,608	3.5%
(1 person)

5% or Greater Stockholders

Mainas Development Corporation 2090 Novato Blvd Novato, CA 94947	13,000,000	49.7%

Lovitt & Hannan, Inc. 401K FBO J. Thomas Hannan 900 Front Street, Suite 300 San Francisco, California 94111	1,320,137	5.0%

George Mainas 2090 Novato Blvd. Novato, California 94947	1,776,726	6.8%

Andrew Molasky 100 North City Parkway Suite 1700 Las Vegas, NV 89106	4,025,713(3)	14.7%

(1)

Unless otherwise noted, the address is c/o LED Lighting Company, 2090 Novato Blvd., Novato, CA 94947.

(2)

Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership (which includes all shares which may be issued to each beneficial owner under warrants and convertible instruments which are exercisable within 60 days of April 14, 2017) by the total shares of common stock outstanding as of April 14, 2017 and all shares which may be issued to that beneficial owner under warrants and convertible instruments which are exercisable within 60 days of April 14, 2017.

(3)

Includes warrants to purchase up to 1,255,295 shares of common stock at $1.00 per share which are exercisable within 60 days after April 14, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of any transaction occurring since January 1, 2013, or any proposed transaction, in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

•

Effective August 4, 2015, the Company agreed to convert a total of $393,857 in outstanding debt and trade payables owed to 8 Company shareholders at a price of $0.10 per share into a total of 3,938,566 shares of restricted common stock (the “2015 Debt Conversion”). Related party participants in the 2015 Debt Conversion included Kevin Kearney (64,608 shares), Thomas Hannan (270,137 shares), Andrew Molasky (1,515,123 shares) and George Mainas (916,726 shares).

•

Effective December 14, 2015, LED Lighting Company (the “Company”) entered into a Loan Agreement (the “Loan Document”) with Mainas Development Corporation (“MDC”) pursuant to which MDC agreed to loan the Company up to $130,000. The Loan Document provides that the loan shall accrue interest at the rate of 7% per annum and is due on December 14, 2016. The Company issued MDC 13,000,000 shares of Company common stock in consideration of extending the loan to the Company. MDC is an entity owned and controlled by George Mainas who owns greater than 5% of the outstanding shares of the Company.

Review, approval or ratification of transactions with related persons

We do not have any other special committee, policy or procedure related to the review, approval or ratification of related party transactions.

Director Independence

The Board has determined that our sole director is not independent as the term “independent” is defined by the rules of NASDAQ Rule 5605.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2016 were $26,250.

(2) Audit-Related Fees

There were no fees billed during the two years ended December 31, 2016 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1).

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2016.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended December 31, 2016.

(5) Audit Committee

The Company’s Board of Directors, which serves as the Company’s Audit Committee, has approved the principal accountant’s performance of services for the audit of the registrant’s financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2016. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors performing the functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was less than 50 percent.

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

LED Lighting Company (Registrant)

Date: April 17, 2017	/s/ Kevin Kearney
	By:	Kevin Kearney
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN KEARNEY	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	April 17, 2017
Kevin Kearney

LED LIGHTING COMPANY

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

LED Lighting Company

We have audited the accompanying balance sheets of LED Lighting Company (the “Company”) as of December 31, 2016 and 2015, and the related statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, the Company has had minimal revenues and has an accumulated deficit of $4,406,628. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in the Note 1, which include the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 17, 2017

LED LIGHTING COMPANY

BALANCE SHEETS

ASSETS	December 31,	December 31,
	2016	2015
Current Assets
Cash	$33	$-
Total Current Assets	33	-

TOTAL ASSETS	$33	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable & accrued expenses	$63,898	$2,925
Bank Overdraft	-	37
Shareholder Advance	61,913	26,434
Note payable	10,000	-
Total Liabilities	135,811	29,396

Stockholders’ Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and 2015 respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 26,157,195 shares issued and outstanding as of December 31, 2016 and 2015 respectively	2,616	2,616
Additional paid-in capital	4,268,234	4,268,234
Accumulated deficit	(4,406,628)	(4,300,246)
Total Stockholders’ Deficit	(135,778)	(29,396)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33	$-

The accompanying notes are an integral part of these financial statements.

LED Lighting Company

STATEMENTS OF OPERATIONS

	For the Year Ending December 31, 2016	For the Year Ending December 31, 2015
Revenue	$-	$30,000
Cost of revenue	-	15,000
Gross profit	-	15,000

Asset writeoffs	10,000	150,738
Consulting expense	60,000	87,850
Operating expenses	35,770	66,060
Loss from operations	(105,770)	(289,648)

Other income (expense)
Interest expense	(612)	(1,353,585)
Other expense	-	(3,900)
	(612)	(1,357,485)

Loss before income taxes	(106,382)	(1,647,133)
Income tax expense	-	-
Net loss	$(106,382)	$(1,647,133)

Loss per share – basic	$(0.00)	$(0.15)
Weighted average shares – basic
	26,157,195	11,123,855

The accompanying notes are an integral part of these financial statements.

LED Lighting Company

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2014	8,718,629	$872	$2,526,121	$(2,653,113)	$(126,120)
Shares issued for services	500,000	50	49,950	-	50,000
Shares issued for debt settlement	3,938,566	394	393,463	-	393,857
Shares issued for shareholder advance cost	13,000,000	1,300	1,298,700	-	1,300,000
Net loss	-	-	-	(1,647,133)	(1,647,133)
Balance, December 31, 2015	26,157,195	2,616	4,268,234	(4,300,246)	(29,396)
Net loss	-	-	-	(106,382)	(106,382)
Balance, December 31, 2016	26,157,195	$2,616	$4,268,234	$(4,406,628)	$(135,778)

The accompanying notes are an integral part of these financial statements.

LED Lighting Company

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2016	For the Year ended December 31, 2015
OPERATING ACTIVITIES:
Net loss	$(106,382)	$(1,647,133)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	50,000
Noncash interest expense for shareholder advance	-	1,300,000
Write-off – Loan Receivable	-	84,000
Write-off - Prepaid expenses	-	36,378
Amortization of debt discount	-	48,968

Changes in operating assets and liabilities
Prepaid and other current assets	-	10,400
Accounts payable & accrued expenses	60,973	63,364
Net cash used in operating activities	(45,409)	(53,663)

FINANCING ACTIVITIES:
Bank Overdraft	(37)	37
Shareholder Advance	35,479	26,434
Proceeds from the issuance of note payable	10,000	-
Net cash provided by financing activities	45,442	26,471

Net increase (decrease) in cash	33	(27,192)

Cash, beginning of period	-	27,192

Cash, end of period	$33	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Stock issued in conversion of debt	$-	$393,857
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

LED LIGHTING COMPANY

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2015 and 2014

1. OVERVIEW

Nature of Operations

LED LIGHTING COMPANY (“the Company”), formerly known as Fun Media World, Inc., was incorporated under the name of Pinewood Acquisition Corporation under the laws of the State of Delaware on July 19, 2010 and was originally formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

Going Concern

The Company has sustained operating losses and an accumulated deficit of $4,406,628 since inception of the Company on July 19, 2010 through December 31, 2016. In 2016 the Company incurred a loss of $106,382. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

The management of the Company plans to use their personal funds or seek equity or debt financing to pay all expenses incurred by the Company in 2017. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of December 31, 2016.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2016.

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

Income Taxes

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015, there were no deferred taxes.

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

Net Loss Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2016, there were warrants outstanding for the purchase of 1,918,629 shares of common stock which could potentially dilute future earnings per share.

Recent Accounting Pronouncements

Adopted

On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. This standard eliminates the designation of DSEs and requirements to disclose results of operations and cash flows since inception.

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-08 Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies a converged standard on recognition of revenue from contracts with customers. In June 2014, the FASB and the IASB (collectively, the Boards) announced the formation of the FASB-IASB Joint Transition Resource Group for Revenue Recognition (TRG). One of the objectives of the TRG is to inform the Boards about potential implementation issues that could arise when organizations implement the new revenue guidance. The TRG also assists stakeholders in understanding specific aspects of the new revenue guidance. The TRG does not issue authoritative guidance. Instead, the Boards evaluate the feedback received from the TRG and other stakeholders to determine what action, if any, is necessary for each potential implementation issue. Implementation questions submitted to the TRG and discussions at TRG meetings informed the Board about a few issues in the guidance on identifying performance obligations and licensing. The amendments in this Update clarify the implementation guidance on principal versus agent considerations. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The indicators do not override the assessment of control, should not be viewed in isolation, do not constitute a separate or additional evaluation, and should not be considered a checklist of criteria to be met in all scenarios. Considering one or more of the indicators often will be helpful in determining whether the entity controls the specified good or service before it is transferred to the customer. Depending on the facts and circumstances, the indicators may be more or less relevant to the assessment of control. Additionally, one or more of the indicators may be more persuasive to the assessment than the other indicators.

In April 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-10 Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing, which clarifies a converged standard on recognition of revenue from contracts with customers. In June 2014, the FASB and the IASB (collectively, the Boards) announced the formation of the FASB-IASB Joint Transition Resource Group for Revenue Recognition (TRG). One of the objectives of the TRG is to inform the Boards about potential implementation issues that could arise when organizations implement the new revenue guidance. The TRG also assists stakeholders in understanding specific aspects of the new revenue guidance. The TRG does not issue authoritative guidance. Instead, the Boards evaluate the feedback received from the TRG and other stakeholders to determine what action, if any, is necessary for each potential implementation issue. Implementation questions submitted to the TRG and discussions at TRG meetings informed the Board about a few issues in the guidance on identifying performance obligations and licensing. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies a converged standard on recognition of revenue from contracts with customers. In June 2014, the FASB and the IASB (collectively, the Boards) announced the formation of the FASB-IASB Joint Transition Resource Group for Revenue Recognition (TRG). One of the objectives of the TRG is to inform the Boards about potential implementation issues that could arise when organizations implement the new revenue guidance. The TRG also assists stakeholders in understanding specific aspects of the new revenue guidance. The TRG does not issue authoritative guidance. Instead, the Boards evaluate the feedback received from the TRG and other stakeholders to determine what action, if any, is necessary for each potential implementation issue. To address certain issues identified by the TRG in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, the Board decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1. The potential for diversity in practice at initial application 2. The cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

3. ASSET WRITEOFFS

In February 2016, the Company issued $10,000 to an unrelated party, Blue Tiger LLC, in order to prepay for certain optical equipment that the Company believed would comprise a part of a large order that would be placed by a Company customer. As the Company has yet to utilize the prepaid credit, it is writing the credit off as an operating loss in 2016.

In 2015, the Company wrote off $84,000 in loan receivables and $36,738 in prepaid credit, both due from Polybrite, a supplier.

As these assets were funded before 2015, these writeoffs had no effect on 2016 cash flow.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2016 and 2015:

	2016	2015

Accounts payable	$63,898	$2,925
Shareholder advance	61,913	26,434

	$125,811	$29,359

The primary cause in the increase in Accounts Payable was a consultancy agreement entered into between the Company and George Mainas, a shareholder with a controlling interest in the Company, for George Mainas to be paid at a rate of $10,000 per month commencing July 1, 2017, with payment deferred. An additional $35,479 was advanced to the Company by shareholders for the purpose of meeting expenses for services provided by unrelated third parties.

4. RELATED PARTY TRANSACTIONS

As noted in Footnote 4 above, $60,000 in Company liability accrued in 2016 to George Mainas, a related party with a controlling interest in the Company, as a result of a consulting agreement entered into July 1, 2016. During 2016 a total of $15,344 was advanced to the Company by a Director and therefore related party, Kevin Kearney.

5. NOTE PAYABLE

In February 2016, the Company issued a Note to Richard Housand that bears interest of 7% per annum. Interest of $612 accrued during the year. The note and associated interest have yet to be paid back to the creditor.

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

Effective June 1, 2013, the Company entered into a Consulting Agreement with Mark Wolff pursuant to which the Company has agreed to issue Mr. Wolff a Warrant to purchase up to 500,000 shares of Company common stock at an exercise price of $1.00 per share, vesting in 12 monthly increments starting on July 1, 2013 and terminating in 3 years. The Consulting Agreement was terminated as of August 1, 2013 and the vesting of the warrants terminated as of that date. These warrants were valued using the Black-Scholes-Merton valuation model with the following assumptions: risk free interest rates of 0.14%, dividend yield of 0%, volatility factors of the expected market price of similar common stock of 103%, and an expected life of 1 year. The warrants had an aggregate fair value of $668. The Company recorded stock based compensation of $334 during the year ended December 31, 2013 related to these warrants. Due to the termination of the Agreement and settlement between the parties, no compensation was incurred in relation to these warrants since issuance in 2013.

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

As the exercise price of the warrants issued exceeded the price at which shares have been issued by the Company, the warrants have no intrinsic value.

A summary of warrant activity as of December 31, 2016 and changes during the year then ended is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Avg Expiration Date
Outstanding December 31, 2015	5,418,629	$1.00	0.84	10/1/2016
Issued in 2015 – Investors	-	-	-	-
Issued in 2015 – Services	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	3,500,000	-	-	-
Outstanding December 31, 2016	1,918,629	$1.00	0.47	5/30/2017
Exercisable December 31, 2016	1,918,629	$1.00	0.47	5/30/2017

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

8. INCOME TAXES

Our provisions for income taxes for the years ended December 31, 2016 and 2015, respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

	2016	2015
Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(4,407,000)	$(4,300,000)
Valuation allowance	4,407,000	4,300,000
Total deferred tax provision	$-	$-

Deferred tax assets at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$1,542,000	$1,505,000

Valuation allowance	(1,542,000)	(1,505,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset in a single year by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership). Transactions such as planned future sales of our common stock may be included in determining such a change in control. These factors give rise to uncertainty as to whether the net deferred tax assets are realizable. We have approximately $1,542,000 in NOL at December 31, 2016 that will begin to expire in 2029 for federal and state purposes and could be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382. A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the years ended December 31, 2016 and 2015 is as follows:

	Years ended December 31,
	2016		2015
Federal income tax rate at 35%	$(37,000)	35.0%	$(576,000)	35.0%
State income tax, net of federal benefit	-	-	-	- %
Change in valuation allowance	37,000	(35.0)%	576,000	(35.0)%

Benefit for income taxes	$-	-%	$-	- %

We file income tax returns in the U.S. with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2016 and 2015. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.