Form 10-Q
period 2017-03-31
LED Lighting Co
filed 2017-06-01
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 00054146

LED LIGHTING COMPANY
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3457679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2090 Novato Blvd., Novato, California 94947
(Address of principal executive offices) (zip code)

(415) 209 – 6468
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X ..No      ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .
Emerging growth company	.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at May 26, 2017
Common Stock, par value $0.0001	26,157,195

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

LED LIGHTING COMPANY

PART 1. – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LED LIGHTING COMPANY
CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2017	2016
	(unaudited)
Current Assets
Cash	$85	$33
Total Current Assets	85	33
TOTAL ASSETS	$85	$33

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable & accrued expenses	71,609	63,898
Shareholder Advance	73,599	61,913
Note payable	10,000	10,000
Total Liabilities	155,208	135,811

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued and outstanding as of March 31, 2017 and December 31, 2016 respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 26,157,195 shares issued and outstanding as of March 31, 2017 and December 31, 2016 respectively	2,616	2,616
Additional paid-in capital	4,268,234	4,268,234
Accumulated deficit	(4,425,973)	(4,406,628)
Total Stockholders' Deficit	(155,123)	(135,778)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$85	$33

See accompanying notes to these unaudited condensed financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending March 31, 2017	For the Three Months Ending March 31, 2016

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses	19,170	16,160
Loss from operations	(19,170)	(16,160)

Other expense
Interest expense	(175)	-
Total other expenses	(175)	-

Loss before income taxes	(19,345)	(16,160)
Income tax expense	-	-
Net loss	$(19,345)	$(16,160)

Loss per share – basic	$(0.00)	$(0.00)
Weighted average shares – basic
	26,157,195	26,157,194

See accompanying notes to these unaudited condensed financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31, 2017	For the Three Months ended March 31, 2016
OPERATING ACTIVITIES:
Net loss	$(19,345)	$(16,160)
Changes in operating assets and liabilities
Prepaid and other current assets	-	(10,000)
Accounts payable & accrued expenses	7,711	(2,500)
Net cash used in operating activities	(11,634)	(28,660)

FINANCING ACTIVITIES:
Bank Overdraft	-	(37)
Advance from Shareholders	11,686	30,137
Proceeds from the issuance of note payable	-	10,000
Net cash provided by financing activities	11,686	40,100

Net increase (decrease) in cash	52	11,440

Cash, beginning of period	33	-

Cash, end of period	$85	$11,440

Interest Paid	$-	$-
Taxes Paid	$-	$-

See accompanying notes to these unaudited condensed financial statements.

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

Going Concern

The Company has sustained operating losses and an accumulated deficit of $4,425,973 since inception of the Company on July 19, 2010 through March 31, 2017. In the first quarter of 2017, the Company incurred a loss of $19,345. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

LED LIGHTING COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2017.

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

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017, there were no deferred taxes.

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

LED LIGHTING COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

Net Loss Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2017, there were warrants outstanding for the purchase of 1,555,629 shares of common stock which could potentially dilute future earnings per share.

3. LIABILITIES TO RELATED PARTIES

Company liabilities to related parties consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Shareholder advances	$73,599	$61,913

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

No options are currently outstanding under the Plan.

Warrants

As of December 31, 2016, 5,418,628 warrants had been issued with an exercise price of $1.00. No warrants were issued during the first quarter of 2017. As the exercise price of the warrants issued exceeds the price at which shares have been issued by the Company, the warrants have no intrinsic value.

LED LIGHTING COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

A summary of warrant activity as of March 31, 2017 and changes during the quarter then ended is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Average Expiration Date
Outstanding December 31, 2016	1,918,629	$1.00	0.42	5/30/2017
Issued in Q1 2017 – Investors	-	-	-	-
Issued in Q1 2017 – Services	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	363,334	-	-	-
Outstanding March 31, 2017	1,555,295	$1.00	0.44	9/13/2017
Exercisable March 31, 2017	1,555,295	$1.00	0.44	9/13/2017

5. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of December 31, 2016, the Company had 26, 157,195 shares of common stock issued and outstanding, and zero shares of preferred stock issued and outstanding. In the first quarter of 2017 the Company issued no shares of common or preferred stock.

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

Revenue

The Company had no revenue in the first quarter of 2017 ending March 31, 2017; it had no revenues during the three month period ended March 31, 2016.

Net Loss

Our net loss for the three months ended March 31, 2017 was $19,345 compared to $16,160 for the three months ended March 31, 2016. The net losses are comparable, and result from certain shareholders and the Director undertaking business activities for the Company at no charge.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $85; total assets of $85 and total liabilities of $155,208. As of December 31, 2016, the Company had $33 in cash and assets, and total liabilities of $135,811.

For the three months ended March 31, 2017, net cash used in operations was $11,634. Our total stockholder’s deficit at March 31, 2017 was $155,123. For the three months ended March 31, 2016, net cash used in operations was $28,660.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A. RISK FACTORS

The “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC on April 17, 2017 (the “Form 10-K”) are hereby incorporated by reference herein. Readers are encouraged to read the Form 10-K including those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LED LIGHTING COMPANY

Dated: May 26, 2017

By: /s/ Kevin Kearney

Kevin Kearney

President and

Chief Financial Officer