Form 10-K/A
period 2016-12-31
LED Lighting Co
filed 2017-06-27
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

  X ..ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

      ..TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $0

As of April 14, 2017, there were 26,157,195 shares of the registrant's common stock outstanding. The common stock is the registrant's only class of stock currently outstanding.

Explanatory Note:

We are filing this Amendment No. 1 on Form 10K/A (“Amendment No. 1”) to our Annual Report on Form 10K filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017 (“Original Form 10-K) to revise Item 9A. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K on April 17, 2017 and no attempt has been made is this Amendment No. 1 to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our filings with the SEC subsequent to the filing of the Original Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

LED Lighting Company (Registrant)

Date: June 27, 2017	/s/ Kevin Kearney
	By:	Kevin Kearney
	Title:	Chief Executive Officer

4