Form 10-K/A
period 2016-12-31
LED Lighting Co
filed 2017-08-21
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[   ] .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Title of Each Class

None

Name of Each Exchange on Which Registered

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

Explanatory Note:

We are filing this Amendment No. 3 on Form 10K/A (“Amendment No. 3”) to our Annual Report on Form 10K filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017, as amended by Amendment No. 1 filed with the SEC on June 27, 2017 and the Amendment No. 2 filed with the SEC on August 11, 2017 (together, the “Original Form 10-K) to revise Item 9A and the Cover Page. This Amendment No. 3 does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made is this Amendment No. 3 to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment No. 3 should be read in conjunction with the Original Form 10-K and our filings with the SEC subsequent to the filing of the Original Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, due to the lack of segregation of duties because the Company has only one officer, our principal executive officer (who is also our principal financial officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2016. Our management also determined that the lack of segregation of duties also constituted a material weakness.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our Chief Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, due to the lack of segregation of duties because the Company has only one officer, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016. Our management also determined that the lack of segregation of duties also constituted a material weakness.

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

LED Lighting Company (Registrant)

Date: August 21, 2017	By:	/s/ Kevin Kearney
Kevin Kearney
	Title:	Chief Executive Officer