Form 10-Q
period 2017-06-30
LED Lighting Co
filed 2017-08-21
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(415) 209 – 6468
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 17, 2017
Common Stock, par value $0.0001	26,157,195

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, which reflect our views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These forward-looking statements are identified by, among other things, the words “anticipates”, “believes”, “estimates”, “expects”, “plans”, “projects”, “targets” and similar expressions. Statements in this report concerning the following are forward looking statements:

•future financial and operating results;

•our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;

•the ability of our suppliers to provide products or services in the future of an acceptable quality on a timely and cost-effective basis;

•expectations concerning market acceptance of our products;

•current and future economic and political conditions;

•overall industry and market trends;

•management’s goals and plans for future operations; and

•other assumptions described in this report underlying or relating to any forward-looking statements.

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

USE OF DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

•“we,” “us,” “our” and “Company” refer to the business of LED Lighting Company;

•“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

•“SEC” refers to the United States Securities and Exchange Commission;

•”Securities Act” refers to the United States Securities Act of 1933, as amended;

•“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	4
Condensed Statements of Operations for the three and six months ended June 30, 2017 and 2016 (unaudited)	5
Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)	6
Notes to condensed financial statements (unaudited)	7

LED LIGHTING COMPANY

CONDENSED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2017 (Unaudited)	2016 (Audited)
Current Assets
Cash	$37	$33
Total Current Assets	37	33
TOTAL ASSETS	$37	$33

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable & accrued expenses	$71,462	$63,895
Shareholder advance	81,999	61,913
Note payable	10,000	10,000
Total Liabilities	163,461	135,808

Stockholders’ Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016 respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 26,157,195 shares issued and outstanding as of June 30, 2017 and December 31, 2016 respectively	2,615	2,615
Additional paid-in capital	4,268,238	4,268,238
Accumulated deficit	(4,434,277)	(4,406,628)
Total Stockholders’ Deficit	(163,424)	(135,775)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37	$33

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Consulting expense	-	-	-	-
Operating expenses	8,129	2,645	27,299	18,805
Loss from operations	(8,129)	(2,645)	(27,299)	(18,805)

Other income (expense)
Interest expense	(175)	-	(350)	-

Loss before income taxes	(8,304)	(2,645)	(27,649)	(18,805)
Income tax expense	-	-	-	-
Net loss	$(8,304)	$(2,645)	$(27,649)	$(18,805)

Loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares – basic
	26,157,195	26,157,195	26,157,195	26,157,195

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30, 2017	For the Six Months ended June 30, 2016
OPERATING ACTIVITIES:
Net loss	$(27,649)	$(18,805)
Adjustments to reconcile net loss to net cash
used by operating activities
Changes in operating assets and liabilities
Prepaid and other current assets	-	(10,000)
Accounts payable & accrued expenses	7,567	(1,301)
Net cash used in operating activities	(20,082)	(30,106)

FINANCING ACTIVITIES:
Decrease in bank overdraft	-	(37)
Proceeds from Note payable	-	10,000
Proceeds from Shareholder advance	20,086	20,172
Net cash provided by financing activities	20,086	30,135

Net increase in cash	4	29

Cash, beginning of period	33	-

Cash, end of period	$37	$29

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED LIGHTING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the quarters ended June 30, 2017 and June 30, 2016

1. OVERVIEW

Interim Period Presentation

The consolidated financial statements and notes thereto are unaudited. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2016. Interim disclosures may not repeat all those set out in annual statements.

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

Going Concern

The Company has sustained operating losses and an accumulated deficit of $4,434,277 since inception of the Company on July 19, 2010 through June 30, 2017. In the six months ending June 30, 2017, the Company incurred a loss of $27,649. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of June 30, 2017.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2017.

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

Income Taxes

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017, there were no deferred taxes.

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

Net Loss Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2017, there were warrants outstanding for the purchase of 1,555,295 shares of common stock which could potentially dilute future earnings per share.

3. LIABILITIES TO RELATED PARTIES

Company liabilities to related parties consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	Dec. 31,2016
Accounts Payable
George Mainas Accrued Compensation	$60,000	$60,000

Shareholder advances
George Mainas	21,294	21,294
Kevin Kearney	45,879	25,794

Total	$127,173	$107,088

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

Warrants

As of June 30, 2017, 5,418,628 warrants had been issued with an exercise price of $1.00, of which 3,863,333 had expired, so that 1,555,295 remained outstanding. No warrants were issued during the first six months of 2017. As the exercise price of the warrants issued exceeds the price at which shares have been issued by the Company, the warrants have no intrinsic value.

A summary of warrant activity as of June 30, 2017 and changes during the quarter then ended is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Average Expiration Date
Outstanding December 31, 2016	1,918,629	$1.00	0.47	5/15/2017
Issued January - June 2017 – Investors	-	-	-	-
Issued January - June 2017 – Services	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	(363,334)	-	-	-
Outstanding June 30, 2017	1,555,295	$1.00	0.05	7/19/2017
Exercisable June 30, 2017	1,555,295	$1.00	0.05	7/19/2017

5. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of December 31, 2016, the Company had 26,157,195 shares of common stock issued and outstanding, and zero shares of preferred stock issued and outstanding. As of June 30, 2017, the Company had issued no additional common or preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LED Lighting Company (formerly Fun World Media, Inc.) (“LED Company” or the “Company”) was incorporated as Pinewood Acquisition Corporation (“Pinewood”) on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 24, 2011, the Company amended its certificate of incorporation to change its name to De Yang International Group Ltd. and on March 2, 2012, the Company amended its certificate of incorporation to change its name to Fun World Media, Inc. On May 30, 2013, the Company amended its certificate of incorporation to change its name to LED Lighting Company.

On October 7, 2010, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

On June 16, 2017, LED Lighting Company (the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with The Hit Channel, Inc., a California corporation (“THC”), and the shareholders of THC (the “THC Sellers”). Under the terms of the Share Exchange Agreement, the Company will acquire THC through an acquisition of its outstanding stock. In exchange, the Company will issue to the THC Sellers up to 12,000,000 shares of Company stock (the “Company Shares”). Upon the closing of the Share Exchange Agreement, the Company would own THC as a subsidiary. THC is developing a proprietary social media and ecommerce software platform for the cannabis industry.

The Company currently has 26,157,195 shares of common stock outstanding and has committed to having no more than 1,200,000 shares of common stock outstanding as of the closing. Upon completion of the Share Exchange Agreement and the transactions contemplated therein, the Company will have approximately 14,400,000 outstanding shares of common stock. The closing of the Share Exchange Agreement would result in a change of control of the Company.

The Share Exchange Agreement contains representations and warranties of the Company, THC and the THC Sellers, and closing conditions, customary for a transaction of this nature, including the completion of a financing. The parties anticipate the closing will occur on or before July 17, 2017. The Share Exchange Agreement may be terminated by mutual consent of THC and the Company; by either party if the Exchange is not consummated by July 17, 2017; or by either party for various other grounds as provided in the Share Exchange Agreement. As of August 21, 2017, the date on which this report is filed, neither the Company nor counterparties THC and THC Sellers had issued notice of termination of the Share Exchange Agreement. The Company cannot provide any assurance that the Exchange or any other transactions contemplated by the Share Exchange Agreement will be consummated. The foregoing summary and description of the terms of the transaction contemplated under the Share Exchange Agreement contained herein is qualified in its entirety by reference to the complete agreement, a copy of which is filed as an exhibit to this report and incorporated herein by reference.

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

Revenue

The Company had no revenue in the first six months of 2017 ending June 30, 2017; it had no revenues during the six month period ended June 30, 2016.

Net Loss

Our net loss for the six months ended June 30, 2017 was $27,649 compared to $18,805 for the six months ended June 30, 2016. The net losses are comparable, and have been minimized by certain shareholders and the Director undertaking business activities for the Company at no charge.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $37; total assets of $37 and total liabilities of $163,461. As of December 31, 2016, the Company had $33 in cash and assets, and total liabilities of $135,808.

For the six months ended June 30, 2017, net cash used in operations was $20,082. Our total stockholder’s deficit at June 30, 2017 was $163,424. For the six months ended June 30, 2016, net cash used in operations was $30,106.

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

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first six months of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)Exhibits

31Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LED LIGHTING COMPANY

Dated: August 21, 2017

By: /s/ Kevin Kearney

President and Chief Financial Officer