Form 10-Q/A
period 2017-06-30
LED Lighting Co
filed 2017-08-28
CIK 1502659

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of LED Lighting Company for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 21, 2017, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

101XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LED LIGHTING COMPANY

Dated: August 28, 2017

By: /s/ Kevin Kearney

President and Chief Financial Officer