Form 10-Q
period 2017-09-30
LED Lighting Co
filed 2018-03-06
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Class	Outstanding at January 31, 2018
Common Stock, par value $0.0001	26,157,195

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

USE OF DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

•"we," "us," "our" and "Company" refer to the business of LED Lighting Company;

•"Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended;

•"SEC" refers to the United States Securities and Exchange Commission;

•"Securities Act" refers to the United States Securities Act of 1933, as amended;

•"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

FINANCIAL STATEMENTS

LED LIGHTING COMPANY

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2017 (Unaudited)	December 31, 2016

Current Assets
Cash	$39	$33

Total Current Assets	39	33

TOTAL ASSETS	$39	$33

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable & accrued expenses	$78,940	$63,898
Accrued Interest	962	-
Shareholder Advances	82,049	61,913
Note payable	10,000	10,000
Total Liabilities	$171,951	$135,811

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016 respectively
	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 26,157,195 shares issued and outstanding as of September 30, 2017 and December 31, 2016 respectively
	2,616	2,616
Additional paid-in capital	4,268,234	4,268,234
Accumulated deficit	(4,442,762)	(4,406,628)
Total Stockholders' Deficit	(171,912)	(135,778)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39	$33

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending September 30, 2017	For the Three Months Ending September 30, 2016	For the Nine Months Ending September 30, 2017	For the Nine Months Ending September 30, 2016
Revenue	-	-	-	-
Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Consulting expense	-	30,000	-	30,000
Operating expenses	8,515	7,095	35,814	25,900
Loss before other income	(8,515)	(37,095)	(35,814)	(55,900)

Other income (expense)
Interest expense	-	-	(350)	-
Other income	30	-	30	-
Total other income (expense)	30	-	(320)	-

Loss before income taxes	(8,485)	(37,095)	(36,134)	(55,900)
Income tax expense	-	-	-	-
Net loss	$(8,485)	$(37,095)	$(36,134)	$(55,900)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares - basic
	26,157,195	26,157,195	26,157,195	26,157,195

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED Lighting Company
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Deficit
Balance, December 31, 2015	26,157,195	$2,616	$4,268,234	$(4,300,246)	$(29,396)
Net loss	-	-	-	(106,382)	(106,382)
Balance, December 31, 2016	26,157,195	$2,616	$4,268,234	$(4,406,628)	$(135,778)
Net loss	-	-	-	(36,134)	(36,134)
Balance, Sept 30, 2017	26,157,195	$2,616	$4,268,234	$(4,442,762)	$(171,912)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended September 30, 2017	For the Nine Months ended September 30, 2016
OPERATING ACTIVITIES:
Net loss	$(36,134)	$(55,900)
Adjustments to reconcile net loss to net cash used by operating activities
Accrued deferred compensation	-	30,000

Changes in operating assets and liabilities
Prepaid and other current assets	-	(10,000)
Accounts payable & accrued expenses	16,004	42
Net cash used in operating activities	(20,130)	(35,858)

FINANCING ACTIVITIES:
Decrease in bank overdraft	-	(37)
Proceeds from Shareholder Advances	20,136	25,976
Proceeds from Note Payable	-	10,000
Net cash provided by financing activities	20,136	35,939

Net increase in cash	6	81

Cash, beginning of period	33	-

Cash, end of period	$39	$81

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

These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, as amended, initially filed with the SEC on April 17, 2017.

Going Concern

The Company has adopted ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company has sustained operating losses and an accumulated deficit of $4,442,762 since inception of the Company on July 19, 2010 through September 30, 2017. In the nine months ended September 30, 2017, the Company incurred a loss of $36,134. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

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

LED LIGHTING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of September 30, 2017.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2017 and December 31, 2016.

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

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017, there were no deferred taxes.

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

LED LIGHTING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. LIABILITIES TO RELATED PARTIES

Company liabilities to related parties consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accounts Payable
George Mainas Accrued Compensation	$60,000	$60,000
Shareholder advances
George Mainas	21,294	21,294
Kevin Kearney	45,929	25,794
Total	$127,223	$107,088

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

Warrants

As of September 30, 2017, 5,418,628 warrants had been issued with an exercise price of $1.00, and all had expired unexercised. No warrants were issued during the first nine months of 2017.

A summary of warrant activity as of September 30, 2017 and changes during the nine month period since December 31, 2016 is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Average Expiration Date
Outstanding December 31, 2016	1,918,629	$1.00	0.47	5/15/2017
Issued January - Sept 2017 – Investors	-	-	-	-
Issued January - Sept 2017 – Services	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	(1,918,629)	-	-	-
Outstanding June 30, 2017	-	-	-	-
Exercisable June 30, 2017	-	-	-	-

5. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of December 31, 2016, the Company had 26,157,195 shares of common stock issued and outstanding, and zero shares of preferred stock issued and outstanding. As of September 30, 2017 the Company had issued no additional common or preferred stock.

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

The Share Exchange Agreement contains representations and warranties of the Company, THC and the THC Sellers, and closing conditions, customary for a transaction of this nature, including the completion of a financing. The Share Exchange Agreement may be terminated by mutual consent of THC and the Company; by either party if the Exchange is not consummated by July 17, 2017; or by either party for various other grounds as provided in the Share Exchange Agreement. As of January 31, 2018, the date on which this report is filed, neither the Company nor counterparties THC and THC Sellers had issued notice of termination of the Share Exchange Agreement. The Company cannot provide any assurance that the Exchange or any other transactions contemplated by the Share Exchange Agreement will be consummated. The foregoing summary and description of the terms of the transaction contemplated under the Share Exchange Agreement contained herein is qualified in its entirety by reference to the complete agreement, a copy of which is filed as an exhibit to this report and incorporated herein by reference.

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

Revenue

The Company had no revenue in the quarter ending September 30, 2017; it had no revenue in the quarter ended September 30, 2016. The Company did not have revenue for the first nine months of 2017 ending September 30; it had no revenue for the nine month period ending September 30, 2016.

Net Loss

Our net loss for the nine month period ending September 30, 2017 was $35,814 compared to $55,900 for the nine months ended September 30, 2016. Cash operating expenses for the period January through September increased from $25,900 to $36,134 compared to the prior year’s nine month period.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $39; total assets of $39 and total liabilities of $171,951. As of December 31, 2016, the Company had cash of $33 and no other assets, and total liabilities of $135,811.

For the nine months ended September 30, 2017, net cash used in operations was $20,130. Our total stockholder’s deficit at September 30, 2017 was $171,912. For the nine months ended September 30, 2016, net cash used in operations was $35,858.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first nine months of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LED LIGHTING COMPANY

Dated: March 6, 2018

By: /s/ Kevin Kearney

Kevin Kearney

President and Chief Financial Officer