Form 10-K
period 2017-12-31
LED Lighting Co
filed 2018-08-15
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-54146

LED LIGHTING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	46-3457679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 East D Street Suite G, Petaluma, California	94952
(Address of principal executive offices)	(Zip Code)

(415) 819-1157

Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class None	Name of Each Exchange on Which Registered None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X] No [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $0

As of August 8, 2018 there were 26,157,195 shares of the registrant's common stock outstanding. The common stock is the registrant's only class of stock currently outstanding.

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

On June 16, 2017, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with The Hit Channel, Inc., a California corporation (“THC”), and the shareholders of THC. Under the terms of the Share Exchange Agreement, the Company would have acquired THC through an acquisition of its outstanding stock. The foregoing summary and description of the terms of the transaction contemplated under the Share Exchange Agreement contained herein is qualified in its entirety by reference to the complete agreement, a copy of which is filed as an exhibit to the Company’s report on Form 8-K filed with the SEC on June 21, 2017 and incorporated herein by reference. On February 18, 2018, the Company determined not to proceed with the acquisition of THC and the Company terminated the Share Exchange Agreement in accordance with the Company’s right to terminate the Share Exchange Agreement.

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

Product Offering

Our product offering includes the following:

•Street Lighting

•Parking Lot Lighting

•Warehouse Lighting (High Bays)

•Light Bulbs (A 19 Series)

•Chandelier Bulbs

•Flood and Spot Lights

•Accent Lights

•LED Tubes (replaces fluorescent bulbs)

•Panel Lighting

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

Holders

As of June 30, 2017, there are approximately 34 shareholders of record of our common stock. Our transfer agent is Action Stock Transfer Corp. located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121 and its phone number is (801) 274-1088.

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

Overview and Financial Condition

Results of Operations

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016

We had $0 in revenues during the year ending December 31, 2017; we had $0 in revenue in 2016.

Receivables were $0 and $0 as of December 31, 2017 and 2016, respectively.

Total loss in fiscal 2017 was $64,526. Of this amount, $63,856 is accounted by operating expenses Of the remainder, $670 in losses are recognized by other expense.

Total loss in fiscal 2016 was $106,382. Of this amount, $60,000 is accounted by compensation earned by a related party consultant to the Company, George Mainas. During the year ended December 31, 2017, Mainas forgave the outstanding balance and the Company recorded the $60,000 outstanding balance as contributed capital. Of the remainder, $10,000 in losses are recognized by a write off of prepaid purchase credit advanced to the Company in February 2017. The Company is optimistic it will recover the full amount of the credit it extended through either repayment or credit for items it purchases. Cash expenses of the Company for 2016 were $35,770, primarily related to audit services.

We had a net loss of $64,526 in fiscal 2017 compared to a net loss of $106,382 in fiscal 2016. The decrease in the net loss was primarily due to the decreased consulting expense and asset write-offs.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable. As of December 31, 2017, our Company had $71 in assets. We had total liabilities of $126,256 and therefore a stockholders’ deficit totaling $126,185 as of December 31, 2017.

Net cash used in operating activities in fiscal 2017 was $94,297.

Net cash provided by financing activities in 2017 was $94,335. The net cash provided by financing activities was primarily attributable to contributed capital of $74,119, cash advances to the Company by shareholders.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through December 31, 2017. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2016, nor do we have any as of the date of this Annual Report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Based solely upon a review of forms as filed with the SEC during our most recent fiscal year ended December 31, 2016, with the exception of Andrew Molasky, none of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed the reports required pursuant to Section 16(a) of the Exchange Act.

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

Director Qualifications

In evaluating director nominees, our Company considers the following factors:

•The appropriate size of the Board;

•Our needs with respect to the particular talents and experience of our directors;

•The knowledge, skills and experience of nominees;

•Experience with accounting rules and practices; and

•The nominees’ other commitments.

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

Code of Ethics

Effective as of June 26, 2013, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our president or chief executive officer as well as the individuals performing the functions of our chief financial officer, corporate secretary and controller. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

•accountability for adherence to the Code of Business Conduct and Ethics.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Directors and officers was not paid in 2016 or 2017.

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

Grants of Stock Awards

During 2017, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

During 2017, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

During 2017 no member of our Board of Directors received any compensation for his services as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 8, 2018 information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on the number of shares outstanding totaling 26,157,195, adjusted individually to include all warrants held by such individual which are exercisable within 60 days of August 8, 2018 as shown below.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned(2)

Officers and Directors
Kevin Kearney	3,596,278(1)	13.7%
All directors and executive officers as a group	3,596,278(1)	13.7%
(1 person)

5% or Greater Stockholders

George Mainas 2090 Novato Blvd Novato, CA 94947	4,208,396	16.1%
Lovitt & Hannan, Inc. 401K FBO J. Thomas Hannan	1,320,137	5.0%
900 Front Street, Suite 300
San Francisco, California 94111

Steven J. Davis	1,936,660	7.4%
1042 N El Camino Real
Encinitis, California 92024

Andrew Molasky	2,770,418	10.6%
100 North City Parkway Suite 1700 Las Vegas, NV 89106

John W. Lunbeck	1,823,720	7.0%
761 S Douglas Street Suite C Salt Lake City, UT 84102

Gary J. Rockis	3,739,542	14.3%
1802 North Division St. Suite 213 Morris, IL 60450

(1)Unless otherwise noted, the address is c/o LED Lighting Company, 405 East D Street, Suite G, Petaluma, CA 94952.

(2)Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership (which includes all shares which may be issued to each beneficial owner under warrants and convertible instruments which are exercisable within 60 days of August 8, 2018) by the total shares of common stock outstanding as of August 8, 2018, and all shares which may be issued to that beneficial owner under warrants and convertible instruments which are exercisable within 60 days of August 8, 2018.

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

•On May 28, 2013, the Company entered into a Share Cancellation Agreement with Joseph Merhi pursuant to which he agreed to cancel 18,500,000 of his shares of Company common stock resulting in him owning 1,000,000 shares of Company common stock. On May 28, 2013, Mr. Merhi also resigned all of his officer positions with the Company. Mr. Merhi was a director of the Company until October 17, 2013. Mr. Merhi was a control person of the Company prior to May 28, 2013.

•On May 28, 2013, the Company entered into a Consulting Agreement with George Mainas pursuant to which the Company agreed to pay $140,000 in exchange for certain consulting services to the Company. Mr. Mainas is a beneficial owner of 5% or more of the Company’s securities.

•On October 17, 2013, the Company entered into an Employment Agreement with Kevin Kearney, its Chief Executive Officer, Chief Financial Officer, President and Secretary. The Employment Agreement provides for a term of one year; annual compensation of $120,000; and the issuance of 500,000 shares of Company common stock.

•Effective October 17, 2013, the Company entered into a Consulting Agreement with George Mainas, a shareholder. The Consulting Agreement provided for a term of one year; monthly compensation of $10,000; and the issuance of 500,000 shares of Company common stock. The foregoing is only a brief description of the material terms of the Consulting Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to the Company’s Current Report on Form 8K filed with the SEC on October 17, 2013. On September 3, 2014, the Consulting Agreement was terminated and a settlement reached with Mr. Mainas under which accrued compensation ($110,000, with $50,000 having accrued during 2013 and $60,000 accruing during 2014) would be paid to Mr. Mainas in the form of common shares priced at $1.00.

•Effective October 17, 2013, the Company entered into a Consulting Agreement with Thomas Hannan, a shareholder. The Consulting Agreement provided for a term of one year; monthly compensation of $5,000; and the issuance of 500,000 shares of Company common stock. The foregoing is only a brief description of the material terms of the Consulting Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to the Company’s Current Report on Form 8K filed with the SEC on October 17, 2013. On September 3, 2014, the Consulting Agreement was terminated and a settlement reached with Mr. Hannan under which accrued compensation ($50,000, with $10,000 having accrued during 2013 and $40,000 accruing during 2014) would be paid to Mr. Hannan in the form of common shares priced at $1.00.

•Effective and vested on July 1, 2014, the Company entered into a consulting agreement with Andrew Molasky for his provision of certain business consulting services to the Company. The consulting agreement provides for the Company’s issuance of 1,255,295 shares of Company common stock to Mr. Molasky in consideration for his services. The shares were valued using the price per share used in the most recent equity sale transaction of $0.75 for a total value of $941,471 which was recorded as consulting fees.

•Effective August 25, 2014, the Company entered into Debt Conversion Agreements with George Mainas, J. Thomas Hannan and Kevin Kearney pursuant to which each individual agreed to convert all amounts of compensation accrued and payable to such person under the terms of their respective consulting or employment agreement as of August 31, 2014 into shares of Company common stock at $1.00 per share. The Debt Conversion Agreements resulted in the conversion of an aggregate of $260,000 into 260,000 shares of Company common stock. Mr. Mainas and Mr. Hannan also agreed that their consulting agreements would be terminated as of August 31, 2014, and Mr. Kearney agreed that no future compensation will be owed to him by the Company under his employment agreement as of August 31, 2014. The foregoing is only a brief description of the material terms of the Debt Conversion Agreements, and does not purport to be a complete description of the rights and obligations of the parties under those agreements.

•Effective August 4, 2015, the Company agreed to convert a total of $393,857 in outstanding debt and trade payables owed to 8 Company shareholders at a price of $0.10 per share into a total of 3,938,566 shares of restricted common stock (the “2015 Debt Conversion”). Related party participants in the 2015 Debt Conversion included Kevin Kearney (64,608 shares), Thomas Hannan (270,137 shares), Andrew Molasky (1,515,123 shares) and George Mainas (916,726 shares).

•Effective December 14, 2015, LED Lighting Company (the “Company”) entered into a Loan Agreement (the “Loan Document”) with Mainas Development Corporation (“MDC”) pursuant to which MDC agreed to loan the Company up to $130,000. The Loan Document provides that the loan shall accrue interest at the rate of 7% per annum and is due on December 14, 2016. The Company issued MDC 13,000,000 shares of Company common stock in consideration of extending the loan to the Company. MDC is an entity owned and controlled by George Mainas who owns greater than 5% of the outstanding shares of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2017 were $26,250.

(2)Audit-Related Fees

There were no fees billed during the two years ended December 31, 2017 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3)Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2017.

(4)All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended December 31, 2017.

(5)Audit Committee

The Company’s Board of Directors, which serves as the Company’s Audit Committee, has approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2017. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors performing the functions of the Audit Committee.

(6)Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Report:

(1)Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, beginning on page F-1 of this Report.

(2)Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3)Exhibits

No.	Description

3.1	Certificate of Formation of the Company dated July 19, 2010 (1)
3.1.1	Certificate of Amendment to Certificate of Formation dated May 28, 2013 (2)
3.2	Bylaws of the Company (1)
10.1	Share Cancellation Agreement dated May 28, 2013 (2)
10.2	Consulting Agreement with George Mainas dated May 28, 2013 (2)
10.3	Consulting Agreement with Mark Wolff dated June 1, 2013 (2)
10.4	Form of Warrant Agreement with Mark Wolff dated June 1, 2013 (2)
10.5	Form of Subscription Agreement (2)
10.6	2013 Equity Incentive Plan (2)
10.7	Non-Exclusive Distributor Agreement with Polybrite International, Inc. dated May 30, 2013 (3)
10.8	Sales Representative Agreement with Polybrite International, Inc. dated May 30, 2013 (3)
10.9	Employment Agreement dated October 17, 2013 with Kevin Kearney (4)
10.10	Amendment to Consulting Agreement dated October 17, 2013 with George Mainas (4)
10.11	Consulting Agreement dated December 9, 2013 with J. Thomas Hannan (5)
10.12	Consulting Agreement dated July 1, 2014 with Andrew Molasky (7)
10.13	Warrant Agreement dated July 1, 2014 with Andrew Molasky (7)
10.14	Debt Conversion Agreement dated August 25, 2014 with George Mainas (8)
10.15	Debt Conversion Agreement dated August 25, 2014 with J. Thomas Hannan (8)
10.16	Debt Conversion Agreement dated August 25, 2014 with Kevin Kearney (8)
10.17	Loan Agreement dated November 6, 2014 with Andrew Molasky (9)
10.18	Convertible Promissory Note dated November 6, 2014 with Andrew Molasky (9)
10.19	Settlement Agreement and Mutual Release with Mark Wolff (9)
10.20	Warrant Agreement with Mark Wolff (9)
10.22 10.23	Debt Conversion Agreement dated August 4, 2015 (10) Share Issuance Agreement with Mainas Development Corporation dated December 14, 2015 (11)
14.1	Code of Ethics(6)
21	List of Subsidiaries*
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

* Filed herewith

(1)Incorporated by reference to the Company’s Form 10 filed with the SEC on October 7, 2010.

(2)Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 4, 2013.

(3)Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 10, 2013.

(4)Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 23, 2013.

(5)Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 16, 2013.

(6)Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 3, 2013.

(7)Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 3, 2014.

(8)Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 27, 2014.

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

LED Lighting Company (Registrant)

Date: August 13, 2018	/s/ Kevin Kearney
	By:	Kevin Kearney
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Kearney	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	August 13, 2018
Kevin Kearney

LED LIGHTING COMPANY

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LED Lighting Company

Opinion on the Financial Statements:

We have audited the accompanying statement of financial position of LED Lighting Company (the “Company”) as of December 31, 2017 and 2016, the related statements of loss, stockholders’ deficit and cash flows for each of the two year period ended December 31, 2017, and the related notes (collectively, the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion:

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

We have served as the Company’s auditor since 2010.

Newport Beach, California August 9, 2018

LED LIGHTING COMPANY
BALANCE SHEETS

ASSETS	December 31,	December 31,
	2017	2016
Current Assets
Cash	$71	$33
Total Current Assets	71	33

TOTAL ASSETS	71	33

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable & accrued expenses	$32,815	$63,898
Accrued Interest	1,312	-
Shareholder Advance	82,129	61,913
Note payable	10,000	10,000
Total Liabilities	126,256	135,811

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and 2016 respectively
	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 26,157,195 shares issued and outstanding as of December 31, 2017 and 2016 respectively
	2,616	2,616
Additional paid-in capital	4,342,352	4,268,234
Accumulated deficit	(4,471,154)	(4,406,628)
Total Stockholders' Deficit	(126,186)	(135,778)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71	$33

The accompanying notes are an integral part of these financial statements.

LED Lighting Company

STATEMENTS OF OPERATIONS

	For the Year Ending December 31, 2017	For the Year Ending December 31, 2016
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Asset write-offs	-	10,000
Consulting expense	-	60,000
Operating expenses	63,856	35,770
Loss from operations	(63,856)	(105,770)

Other income (expense)
Interest expense	(700)	(612)
Other expense	30	-
	(670)	(612)

Loss before income taxes	(64,526)	(106,382)
Income tax expense	-	-
Net loss	$(64,526)	$(106,382)

Loss per share – basic	$-	$-
Weighted average shares – basic	26,157,195	26,157,195

The accompanying notes are an integral part of these financial statements.

LED Lighting Company

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	26,157,195	$2,616	$4,268,234	$(4,300,246)	$(29,396)
Net loss	-	-	-	(106,382)	(106,382)
Balance, December 31, 2016	26,157,195	$2,616	$4,268,234	$(4,406,628)	$(135,778)
Contributed Capital	-	-	74,118	-	74,118
Net loss	-	-	-	(64,526)	(64,526)
Balance, December 31, 2017	26,157,195	$2,616	$4,342,352	$(4,471,154)	$(126,186)

The accompanying notes are an integral part of these financial statements.

LED Lighting Company

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2017	For the Year ended December 31, 2016
OPERATING ACTIVITIES:
Net loss	$(64,526)	$(106,382)

Changes in operating assets and liabilities
Accounts payable & accrued expenses	(29,771)	60,973

Net cash used in operating activities	(94,297)	(45,409)

FINANCING ACTIVITIES:
Bank Overdraft	-	(37)
Contributed Capital	74,119	-
Shareholder Advance	20,216	35,479
Proceeds from the issuance of note payable	-	10,000
Net cash provided by financing activities	94,335	45,442

Net increase in cash	38	33

Cash, beginning of period	33	-

Cash, end of period	71	33

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Stock issued in conversion of debt	$-	$393,857

Interest paid	$-	$-

Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

LED LIGHTING COMPANY

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

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

Going Concern

The Company has sustained operating losses and an accumulated deficit of $4,471,154 since inception of the Company on July 19, 2010 through December 31, 2017. In 2017 the Company incurred a loss of $64,526. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

The management of the Company plans to use their personal funds or seek equity or debt financing to pay all expenses incurred by the Company in 2018. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

LED LIGHTING COMPANY

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2017.

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

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017, there were no deferred taxes.

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

LED LIGHTING COMPANY

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2017, there were warrants outstanding for the purchase of 1,918,629 shares of common stock which could potentially dilute future earnings per share.

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

LED LIGHTING COMPANY

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

LED LIGHTING COMPANY

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies a converged standard on recognition of revenue from contracts with customers. In June 2014, the FASB and the IASB (collectively, the Boards) announced the formation of the FASB-IASB Joint Transition Resource Group for Revenue Recognition (TRG). One of the objectives of the TRG is to inform the Boards about potential implementation issues that could arise when organizations implement the new revenue guidance. The TRG also assists stakeholders in understanding specific aspects of the new revenue guidance. The TRG does not issue authoritative guidance. Instead, the Boards evaluate the feedback received from the TRG and other stakeholders to determine what action, if any, is necessary for each potential implementation issue. To address certain issues identified by the TRG in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, the Board decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1. The potential for diversity in practice at initial application 2. The cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

3. ASSET WRITEOFFS

In February 2016, the Company issued $10,000 to an unrelated party, Blue Tiger LLC, in order to prepay for certain optical equipment that the Company believed would comprise a part of a large order that would be placed by a Company customer. As the Company has yet to utilize the prepaid credit, it wrote the credit off as an operating loss in 2016.

LED LIGHTING COMPANY

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2017 and 2016:

	2017	2016

Accounts payable	$32,815	$63,898
Accrued interest	1,312	-
Shareholder advance	82,129	61,913

	$116,256	$125,811

During the year end December 31, 2017, $82,129 was advanced to the Company by shareholders for the purpose of meeting expenses for services provided by unrelated third parties.

5. RELATED PARTY TRANSACTIONS

On July 1, 2016, the Company entered into a consulting agreement with George Mainas, a related party with a controlling interest in the Company. As of December 31, 2016, the Company recorded an accrued liability of $60,000 for the outstanding balance due to Mainas. During the year ended December 31, 2017, the outstanding balance was forgiven by Mainas and the Company reclassified the $60,000 to additional paid in capital on the consolidated balance sheet.

During the year ended December 31, 2017 a total of $5,704 was advanced to the Company by a Director and therefore related party, Kevin Kearney.

6. NOTE PAYABLE

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

LED LIGHTING COMPANY

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

7. STOCK BASED COMPENSATION (CONTINUED)

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

LED LIGHTING COMPANY

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

7. STOCK BASED COMPENSATION (CONTINUED)

A summary of warrant activity as of December 31, 2017 and changes during the year then ended is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Avg Expiration Date
Outstanding December 31, 2016	5,418,629	$1.00	0.84	10/1/2016
Issued in 2016 – Investors	-	-	-	-
Issued in 2016 – Services	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding December 31, 2017	5,418,629	$1.00	0.22	5/30/2017
Exercisable December 31, 2017	5,418,629	$1.00	0.22	5/30/2017

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

LED LIGHTING COMPANY

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

9. INCOME TAXES

Our provisions for income taxes for the years ended December 31, 2017 and 2016, respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

	2017	2016

Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(4,471,000)	$(4,407,000)
Valuation allowance	4,471,000	4,407,000
Total deferred tax provision	$-	$-

Deferred tax assets at December 31, 2017 and 2016 consisted of the following:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$1,565,000	$1,542,000

Valuation allowance	(1,565,000)	(1,542,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset in a single year by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership). Transactions such as planned future sales of our common stock may be included in determining such a change in control. These factors give rise to uncertainty as to whether the net deferred tax assets are realizable. We have approximately $1,565,000 in NOL at December 31, 2017 that will begin to expire in 2029 for federal and state purposes and could be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382. A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the years ended December 31, 2017 and 2016 is as follows:

	Years ended December 31,
	2017		2016
Federal income tax rate at 35%	$(539,700)	35.00%	$(576,000)	35.00%
State income tax, net of federal benefit	-	-	-	-
Change in valuation allowance	539,700	(35.00%)	576,000	(35.00%)

Benefit for income taxes	$-	-%	$-	- %

We file income tax returns in the U.S. with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2017 and 2016. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.