Form 10-Q
period 2018-03-31
LED Lighting Co
filed 2018-08-15
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Class	Outstanding at August 13, 2018
Common Stock, par value $0.0001	26,157,195

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

LED LIGHTING COMPANY

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1: Condensed balance sheets as of March 31, 2018 (unaudited) and December 31, 2017	4
Condensed statements of operations for the three months ended March 31, 2018 and 2017 (unaudited)	5
Condensed statements of cash flows for the three months ended March 31, 2018 and 2017 (unaudited)	6
Notes to condensed financial statements (unaudited)	7

PART 1. – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LED LIGHTING COMPANY
CONDENSED BALANCE SHEETS

ASSETS	March 31, 2018 (Unaudited)	December 31, 2017
Current Assets
Cash	$55	$71
Total Current Assets	55	71
TOTAL ASSETS	$55	$71

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable & accrued expenses	$29,471	$32,815
Accrued Interest	1,487	1,312
Shareholder Advances	82,129	82,129
Note payable	10,000	10,000
Total Liabilities	123,087	126,256

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively
	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 26,157,195 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively
	2,616	2,616
Additional paid-in capital	4,372,549	4,342,352
Accumulated deficit	(4,498,194)	(4,471,154)
Total Stockholders' Deficit	(123,029)	(126,186)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$55	$71

See accompanying notes to these unaudited condensed financial statements.

LED LIGHTING COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending March 31, 2018	For the Three Months Ending March 31, 2017
Revenue	-	-
Cost of revenue	-	-

Gross profit	-	-

Consulting expense	-	-
Operating expenses	26,865	19,170
Loss before other income	(26,865)	(19,170)

Other income (expense)
Interest expense	(175)	(175)
Other income	-	-
	(175)	(175)

Loss before income taxes	(27,040)	(19,345)
Income tax expense	-	-
Net loss	$(27,040)	$(19,345)

Loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average shares – basic and diluted	26,157,195	26,157,195

See accompanying notes to these unaudited condensed financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31, 2018	For the Three Months ended March 31, 2017
OPERATING ACTIVITIES:
Net loss	$(27,040)	$(19,345)
Changes in operating assets and liabilities
Accounts payable & accrued expenses	(3,173)	7,711
Net cash used in operating activities	(30,213)	(11,634)

FINANCING ACTIVITIES:
Contributed Capital	30,197	-
Advance from Shareholder	-	11,686
Net cash provided by financing activities	30,197	11,686
Net increase (decrease) in cash
	(16)	52

Cash, beginning of period	71	33

Cash, end of period	$55	$85

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

Going Concern

The Company has sustained operating losses and an accumulated deficit of $4,498,194 since inception of the Company on July 19, 2010 through March 31, 2018. In the three months ended March 31, 2018, the Company incurred a loss of $27,040. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

The management of the Company plans to continue to use their personal funds or seek equity or debt financing to pay all expenses incurred by the Company. There is no assurance that the Company will ever be profitable. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on August 13, 2018.

LED LIGHTING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of March 31, 2018.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2018.

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

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018, there were no deferred taxes.

LED LIGHTING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Net Loss Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2018, there were warrants outstanding for the purchase of 1,555,629 shares of common stock which could potentially dilute future earnings per share.

3. LIABILITIES TO RELATED PARTIES

Company liabilities to related parties consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Accounts Payable	$29,468	$32,815
Accrued Interest	1,487	1,312
Shareholder Advances	82,129	82,129
Total	113,084	116,256

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

LED LIGHTING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. STOCK BASED COMPENSATION (CONTINUED)

Warrants

As of March 31, 2018, 5,418,628 warrants had been issued with an exercise price of $1.00, and all had expired unexercised. No warrants were issued during the first three months of 2018.

A summary of warrant activity as of March 31, 2018 and changes during the three months period since December 31, 2017 is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Average Expiration Date
Outstanding December 31, 2017	5,418,629	$1.00	0.84	10/01/2016
Exercised	-	-	-	-
Forfeited or Expired	5,418,629	-	-	-
Outstanding March 31, 2018	-	-	-	5/30/2017
Exercisable March 31, 2018	-	-	-	-

5. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of March 31, 2018, the Company had 26,157,195 shares of common stock issued and outstanding, and zero shares of preferred stock issued and outstanding. As of March 31, 2018 the Company had issued no additional common or preferred stock.

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

Revenue

The Company had no revenue during the three months ended March 31, 2018 and 2017

Net Loss

Our net loss for the three-month period ending March 31, 2018 was $27,040 compared to $19,345 for the three months ended March 31, 2017. Cash operating expenses for the period January through March increased from $19,170 to $26,865 compared to the prior year’s three month period.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $55; total assets of $55 and total liabilities of $123,087. As of December 31, 2017, the Company had cash of $71 and no other assets, and total liabilities of $126,256.

For the three months ended March 31, 2018, net cash used in operations was $30,213. Our total stockholder’s deficit at March 31, 2018 was $123,029. For the three months ended March 31, 2018, net cash used in operations was $11,634.

To date, we have financed our operations through funding by our stockholders and the issuance of promissory notes and common stock and securities convertible into common stock. We will need to secure additional financing to continue our operations. However, we cannot provide any assurances that we will be able to raise additional funds to meet our cash needs or that we can achieve profitability. The failure to secure any financing will severely curtail our plans for future growth or in more severe scenarios the continued operations of our Company. Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A. RISK FACTORS

The “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC on August 13, 2018 (the “Form 10-K”) are hereby incorporated by reference herein. Readers are encouraged to read the Form 10-K including those risk factors.

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

Dated: August 13, 2018

By: /s/ Kevin Kearney

Kevin Kearney

President and Chief Financial Officer