Form 10-Q
period 2018-06-30
LED Lighting Co
filed 2018-08-27
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 00054146

LED LIGHTING COMPANY
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3457679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 East D Street, Suite G, Petaluma, California 94952
(Address of principal executive offices) (zip code)

(415) 819 – 1157
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Class	Outstanding at August 20, 2018
Common Stock, par value $0.0001	26,157,195

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

LED LIGHTING COMPANY

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1: Condensed balance sheets as of June 30, 2018 (unaudited) and December 31, 2017	4
Condensed statements of operations for the three and six months ended June 30, 2018 and 2017 (unaudited)	5
Condensed statements of cash flows for the six months ended June 30, 2018 and 2017 (unaudited)	6
Notes to condensed financial statements (unaudited)	7

PART 1. – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LED LIGHTING COMPANY

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2018 (Unaudited)	December 31, 2017

Current Assets
Cash	$25	$71
Total Current Assets	25	71
TOTAL ASSETS	$25	$71

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable & accrued expenses	$45,050	$32,815
Accrued Interest	1,688	1,312
Shareholder Advances	-	82,129
Note payable	10,000	10,000
Total Liabilities	56,738	126,256

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 26,157,195 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively	2,616	2,616
Additional paid-in capital	4,474,678	4,342,352
Accumulated deficit	(4,534,007)	(4,471,154)
Total Stockholders' Deficit	(56,713)	(126,186)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25	$71

See accompanying notes to these unaudited condensed financial statements.

LED LIGHTING COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Consulting expense	-	-	-	-
Operating expenses	35,612	8,129	62,477	27,299
Loss from operations	(35,612)	(8,129)	(62,477)	(27,299)
Other income (expense)
Interest expense	(201)	(175)	(376)	(350)
Loss before income taxes	(35,813)	(8,304)	(62,853)	(27,649)
Income tax expense	-	-	-	-
Net loss	$(35,813)	$(8,304)	$(62,853)	$(27,649)

Loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares – basic	26,157,195	26,157,195	26,157,195	26,157,195

See accompanying notes to these unaudited condensed financial statements.

LED Lighting Company

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30, 2018	For the Six Months ended June 30, 2017
OPERATING ACTIVITIES:
Net loss	$(62,853)	$(27,649)
Changes in operating assets and liabilities
Accounts payable & accrued expenses	12,611	7,567
Net cash used in operating activities	(50,242)	(20,082)

FINANCING ACTIVITIES:
Contributed Capital	30,196	-

Advance from Shareholder	20,000	20,086
Net cash provided by financing activities	50,196	20,086

Net increase (decrease) in cash	(46)	4

Cash, beginning of period	71	33

Cash, end of period	$25	$37

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Contribution of Shareholder Advances	$102,129	$-

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

On August 17, 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with DataSight, Inc., a Nevada corporation (“DataSight”), and the shareholders of DataSight (the “DataSight Shareholders”) which own over 90% of the outstanding shares of DataSight and all of the outstanding options issued by DataSight. Under the terms of the Exchange Agreement, the Company will acquire DataSight through the acquisition of all of the outstanding stock of DataSight. In exchange, the Company will issue to the DataSight Shareholders up to 7,329,000 shares of Company stock (the “Company Shares”) and will issue new options to the DataSight Shareholders which hold options. Upon the closing of the Exchange Agreement, the Company would own DataSight as a subsidiary and the Company intends to change its name to “DataSight Corporation” and operate the DataSight business plan. DataSight uses drones, specialized sensors and proprietary techniques to gather hard-to-get data in difficult environments to enable DataSight customers to make informed decisions.

The Company currently has 26,157,195 shares of common stock outstanding and has committed to having no more than 1,072,713 shares of common stock outstanding as of the closing of the Exchange Agreement. Upon completion of the Exchange Agreement the Company will have approximately 8,401,713 outstanding shares of common stock. The closing of the Exchange Agreement would result in a change of control of the Company.

The Exchange Agreement contains representations and warranties of the Company, DataSight and the DataSight Shareholders, and closing conditions, customary for a transaction of this nature, including obtaining Company shareholder approval of an amendment to the Company’s certificate of incorporation to (i) change the Company’s name to “DataSight Corporation” and (ii) complete a 26 to 1 reverse split of the outstanding shares of Company common stock. The parties anticipate the closing will occur on or before September 30, 2018. The Exchange Agreement may be terminated by mutual consent of DataSight and the Company or by either party if the closing is not completed by September 30, 2018.

The foregoing summary and description of the terms of the transaction contemplated under the Exchange Agreement contained herein is qualified in its entirety by reference to the complete agreement, a copy of which is filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 20, 2018 and incorporated herein by reference.

Going Concern

The Company has sustained operating losses and an accumulated deficit of $4,534,007 since inception of the Company on July 19, 2010 through June 30, 2018. In the six months ended June 30, 2018, the Company incurred a loss of $62,853. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

LED LIGHTING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. OVERVIEW (CONTINUED)

Going Concern (continued)

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on August 15, 2018.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2018.

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

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018, there were no deferred taxes.

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

Net Loss Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2018, there were no warrants or stock options outstanding.

3. LIABILITIES TO RELATED PARTIES

Company liabilities to related parties consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Accounts Payable	$45,050	$32,815
Shareholder Advances	-	82,129
Total	$45,050	$114,944

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

Warrants

As of June 30, 2018, 5,418,628 warrants had been issued with an exercise price of $1.00, and all had expired unexercised. No warrants were issued during the first six months of 2018.

A summary of warrant activity as of June 30, 2018 and changes during the three months period since December 31, 2017 is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Average Expiration Date
Outstanding December 31, 2017	5,418,629	$1	0.84	10/01/2016
Exercised	-	$-	-	-
Forfeited or Expired	(5,418,629)	$-	-	-
Outstanding June 30, 2018	-	$-	-	5/30/2017
Exercisable June 30, 2018	-	$-	-	-

5. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On August 20, 2018, effective June 30, 2018, three related parties including the Company’s CEO and two other shareholders, entered into a conversion agreement. Pursuant to the conversion agreement, the three parties agreed to convert shareholder advances of $102,129 to paid in capital. No common or preferred shares were issued in conjunction with the conversion agreement.

As of June 30, 2018, the Company had 26,157,195 shares of common stock issued and outstanding, and zero shares of preferred stock issued and outstanding. As of August 20, 2018 the Company had issued no additional common or preferred stock.

LED LIGHTING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. SUBSEQUENT EVENT

On August 17, 2018, the Company entered into an exchange agreement (the “Exchange Agreement”) with DataSight, Inc., a Nevada corporation (“DataSight”), and the shareholders of DataSight (the “DataSight Shareholders”) which own over 90% of the outstanding shares of DataSight and all of the outstanding options issued by DataSight. Under the terms of the Exchange Agreement, the Company will acquire DataSight through the acquisition of all of the outstanding stock of DataSight. In exchange, the Company will issue to the DataSight Shareholders up to 7,329,000 shares of Company stock (the “Company Shares”) and will issue new options to the DataSight Shareholders which hold options. Upon the closing of the Exchange Agreement, the Company would own DataSight as a subsidiary and the Company intends to change its name to “DataSight Corporation” and operate the DataSight business plan. DataSight uses drones, specialized sensors and proprietary techniques to gather hard-to-get data in difficult environments to enable DataSight customers to make informed decisions.

The Company currently has 26,157,195 shares of common stock outstanding and has committed to having no more than 1,072,713 shares of common stock outstanding as of the closing of the Exchange Agreement. Upon completion of the Exchange Agreement the Company will have approximately 8,401,713 outstanding shares of common stock. The closing of the Exchange Agreement would result in a change of control of the Company.

The Exchange Agreement contains representations and warranties of the Company, DataSight and the DataSight Shareholders, and closing conditions, customary for a transaction of this nature, including obtaining Company shareholder approval of an amendment to the Company’s certificate of incorporation to (i) change the Company’s name to “DataSight Corporation” and (ii) complete a 26 to 1 reverse split of the outstanding shares of Company common stock. The parties anticipate the closing will occur on or before September 30, 2018. The Exchange Agreement may be terminated by mutual consent of DataSight and the Company or by either party if the closing is not completed by September 30, 2018.

During August 2018 three existing shareholders, including the Company’s CEO, invested $50,000 into the Company. The investment was made at a price of $0.75 per share of common stock (after giving effect to the Company’s planned reverse stock split and closing of the Exchange Agreement).

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

On June 16, 2017, LED Lighting Company (the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with The Hit Channel, Inc., a California corporation (“THC”), and the shareholders of THC (the “THC Sellers”). Under the terms of the Share Exchange Agreement, the Company will acquire THC through an acquisition of its outstanding stock. In exchange, the Company will issue to the THC Sellers up to 12,000,000 shares of Company stock (the “Company Shares”). Upon the closing of the Share Exchange Agreement, the Company would own THC as a subsidiary. THC is developing a proprietary social media and ecommerce software platform for the cannabis industry. The Share Exchange Agreement terminated by the Company on February 19, 2018.

On August 17, 2018, LED Lighting Company entered into the Exchange Agreement with DataSight, and the DataSight Shareholders. Under the terms of the Exchange Agreement, the Company will acquire DataSight through the acquisition of all of the outstanding stock of DataSight. In exchange, the Company will issue to the DataSight Shareholders up to 7,329,000 shares of Company Shares and will issue new options to the DataSight Shareholders which hold options. Upon the closing of the Exchange Agreement, the Company would own DataSight as a subsidiary and the Company intends to change its name to “DataSight Corporation” and operate the DataSight business plan. DataSight uses drones, specialized sensors and proprietary techniques to gather hard-to-get data in difficult environments to enable DataSight customers to make informed decisions.

The Company currently has 26,157,195 shares of common stock outstanding and has committed to having no more than 1,072,713 shares of common stock outstanding as of the closing of the Exchange Agreement. Upon completion of the Exchange Agreement the Company will have approximately 8,401,713 outstanding shares of common stock. The closing of the Exchange Agreement would result in a change of control of the Company.

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

Following the closing of the Exchange, the Company’s business will be that of DataSight, which is a data-centric company using unmanned aerial systems and specialized sensors to gather and analyze data obtained in hard-to-get environments.

Revenue

The Company had no revenue during the three months ended June 30, 2018 and 2017

Net Loss

Our net loss for the six-month period ending June 30, 2018 was $62,853 compared to $27,649 for the six months ended June 30, 2017, as the result of higher legal, accounting and auditing fees.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $25; total assets of $25 and total liabilities of $56,738. As of December 31, 2017, the Company had cash of $71 and no other assets, and total liabilities of $126,256.

For the six months ended June 30, 2018, net cash used in operations was $50,242. Our total stockholder’s deficit at June 30, 2018 was $56,713.

To date, we have financed our operations through funding by our stockholders and the issuance of promissory notes and common stock and securities convertible into common stock. We will need to secure additional financing to continue our operations. However, we cannot provide any assurances that we will be able to raise additional funds to meet our cash needs or that we can achieve profitability. The failure to secure any financing will severely curtail our plans for future growth or in more severe scenarios the continued operations of our Company. Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2018.

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

ITEM 1A. RISK FACTORS

The “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC on August 15, 2018 (the “Form 10-K”) are hereby incorporated by reference herein. Readers are encouraged to read the Form 10-K including those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LED LIGHTING COMPANY

Dated: August 27, 2018

By: /s/ Kevin Kearney

Kevin Kearney

President and Chief Financial Officer