Form 10-Q
period 2018-09-30
DATASIGHT CORP
filed 2018-11-02
CIK 1502659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 00054146

DATASIGHT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3457679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2451 South Buffalo Drive, Suite 105, Las Vegas, Nevada 89117
(Address of principal executive offices) (zip code)

(702) 442 – 0996
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Class	Outstanding at October 23, 2018
Common Stock, par value $0.0001	27, 890,537

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

USE OF DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

•“we,” “us,” “our” and “Company” refer to the business of DataSight Corporation (f/k/a LED Lighting Company);

•“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

•“SEC” refers to the United States Securities and Exchange Commission;

•“Securities Act” refers to the United States Securities Act of 1933, as amended;

•“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

DATASIGHT CORPORATION

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART 1. – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DATASIGHT CORPORATION

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2018	December 31, 2017
	(Unaudited)
Current Assets
Cash	$3,698	$71
Total Current Assets	3,698	71
TOTAL ASSETS	$3,698	$71

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable & accrued expenses	$-	$32,815
Accrued Interest	1,893	1,312
Shareholder Advances	-	82,129
Note payable	10,000	10,000
Total Liabilities	11,893	126,256

Stockholders’ Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 27,890,537 and 26,157,195 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively	2,789	2,616
Additional paid-in capital	4,524,505	4,342,352
Accumulated deficit	(4,535,489)	(4,471,154)
Total Stockholders’ Deficit	(8,195)	(126,186)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,698	$71

See accompanying notes to these unaudited condensed financial statements.

DATASIGHT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Consulting expense	-	-	-	-
Operating expenses	1,277	8,515	63,754	35,814
Loss from operations	(1,277)	(8,515)	(63,754)	(35,814)
Other income (expense)	-	30	-	30
Interest expense	(205)	-	(581)	(350)
Loss before income taxes	(1,482)	(8,485)	(64,335)	(36,134)
Income tax expense	-	-	-	-
Net loss	$(1,482)	$(8,485)	$(64,335)	$(36,134)
Loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares – basic	27,246,719	26,157,195	26,521,705	26,157,195

See accompanying notes to these unaudited condensed financial statements.

DATASIGHT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended September 30, 2018	For the Nine Months ended September 30, 2017
OPERATING ACTIVITIES:
Net loss	$(64,335)	$(36,134)
Changes in operating assets and liabilities
Accounts payable & accrued expenses	(32,234)	16,004
Net cash used in operating activities	(96,569)	(20,130)

FINANCING ACTIVITIES:
Contributed Capital	30,196	-
Sale of Common Stock	50,000	-
Advance from Shareholder	20,000	20,136
Net cash provided by financing activities	100,196	20,136

Net increase in cash	3,627	6

Cash, beginning of period	71	33

Cash, end of period	$3,698	$39

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Contribution of Shareholder Advances	$102,129	$-

See accompanying notes to these unaudited condensed financial statements.

DATASIGHT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. OVERVIEW

Nature of Operations

DataSight Corporation, f/k/a LED Lighting Company and Fun Media World, Inc., was incorporated under the name of Pinewood Acquisition Corporation under the laws of the State of Delaware on July 19, 2010 and was originally formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

On October 8, 2018, the Company completed the Amended and Restated Exchange Agreement (the “Exchange Agreement”) with DataSight, Inc., a Nevada corporation (“DSI”), and the shareholders of DSI (the “DataSight Shareholders”) which own over 90% of the outstanding shares of DSI and all of the outstanding options issued by DSI. Under the terms of the Exchange Agreement, the Company acquired DSI through the acquisition of the outstanding stock of DSI. In exchange, the Company agreed to issue to the DataSight Shareholders 7,317,767 shares of the Company’s Series A Convertible Preferred Stock (the “Company Preferred Stock”) and will issue new options to the DataSight Shareholders which hold options. The Company Preferred Stock has 26 to 1 voting rights over the Company common stock and will automatically convert into shares of Company common stock upon the Company’s completion of a reverse stock split.

On October 11, 2018 the Company’s Board of Directors, approved, a reverse stock split in the ratio of 1 for 26 for all shares of common stock, as of a record date of October 11, 2018. As of that date there were 27,890,537 common shares outstanding.  The reverse stock split is subject to the Company receiving shareholder approval.  The Series A Convertible Preferred Stock is not subject to the reverse split.

In accordance with “reverse merger” or “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Exchange Agreement will be replaced with the historical financial statements of DSI prior to the Exchange Agreement, in all future filings with the U.S. Securities and Exchange Commission, or SEC.

The foregoing summary and description of the terms of the transaction contemplated under the Exchange Agreement contained herein is qualified in its entirety by reference to the complete agreement, a copy of which is filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 18, 2018 and incorporated herein by reference.

Going Concern

The Company has sustained operating losses and an accumulated deficit of $4,535,489 since inception of the Company on July 19, 2010 through September 30, 2018. In the nine months ended September 30, 2018, the Company incurred a loss of $64,335.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2018.

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

3.  LIABILITIES TO RELATED PARTIES

Company liabilities to related parties consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Accounts Payable	$-	$32,815
Shareholder Advances	-	82,129
Total	$-	$114,944

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

Warrants

As of September 30, 2018, 5,418,628 warrants had been issued with an exercise price of $1.00, and all had expired unexercised. No warrants were issued during the first nine months of 2018.

A summary of warrant activity as of September 30, 2018 and changes during the nine month period since December 31, 2017 is presented below:

	Warrants [ex Plan Options]	Weighted Avg Exercise Price	Avg Remaining Contractual Life [Yrs]	Weighted Average Expiration Date
Outstanding December 31, 2017	5,418,629	$1.00	0.84	10/01/2016
Exercised	-	-	-	-
Forfeited or Expired	(5,418,629)	-	-	-
Outstanding September 30, 2018	-	-	-	5/30/2017
Exercisable September 30, 2018	-	-	-	-

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

During August 2018 three existing shareholders, including the Company’s former CEO, invested $50,000 to purchase 1,733,342 shares of common stock of the Company.  The investment was made at an equivalent price of $0.75 per share on a “post-split” basis (see Note 6 for discussion of the proposed 1:26 reverse stock split of common stock).

As of September 30, 2018, the Company had 27,890,537 shares of common stock issued and outstanding, and zero shares of preferred stock issued and outstanding.

6. SUBSEQUENT EVENT

On October 8, 2018, the Company completed the Amended and Restated Exchange Agreement (the “Exchange Agreement”) with DataSight, Inc., a Nevada corporation (“DSI”), and the shareholders of DSI (the “DataSight Shareholders”) which own over 90% of the outstanding shares of DSI and all of the outstanding options issued by DSI. Under the terms of the Exchange Agreement, the Company acquired DSI through the acquisition of the outstanding stock of DSI. In exchange, the Company agreed to issue to the DataSight Shareholders 7,317,767 shares of the Company’s Series A Convertible Preferred Stock (the “Company Preferred Stock”) and will issue new options to the DataSight Shareholders which hold options. The Company Preferred Stock has 26 to 1 voting rights over the Company common stock and will automatically convert into shares of Company common stock upon the Company’s completion of a reverse stock split.

On October 11, 2018 the Company’s Board of Directors, approved, a reverse stock split in the ratio of 1 for 26 for all shares of common stock, as of a record date of October 11, 2018. As of that date there were 27,890,537 common shares outstanding. The Series A Convertible Preferred Stock is not subject to the reverse split.

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

DataSight Corporation (formerly LED Lighting Company) (the “Company”) was incorporated as Pinewood Acquisition Corporation (“Pinewood”) on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 24, 2011, the Company amended its certificate of incorporation to change its name to De Yang International Group Ltd. and on March 2, 2012, the Company amended its certificate of incorporation to change its name to Fun World Media, Inc. On May 30, 2013, the Company amended its certificate of incorporation to change its name to LED Lighting Company.

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

On October 8, 2018, the Company completed the Amended and Restated Exchange Agreement (the “Exchange Agreement”) with DataSight, Inc., a Nevada corporation (“DSI”), and the shareholders of DSI (the “DataSight Shareholders”) which own over 90% of the outstanding shares of DSI and all of the outstanding options issued by DSI. Under the terms of the Exchange Agreement, the Company acquired DSI through the acquisition of the outstanding stock of DSI. In exchange, the Company agreed to issue to the DataSight Shareholders 7,317,767 shares of the Company’s Series A Convertible Preferred Stock (the “Company Preferred Stock”) and will issue new options to the DataSight Shareholders which hold options. The Company Preferred Stock has 26 to 1 voting rights over the Company common stock and will automatically convert into shares of Company common stock upon the Company’s completion of a reverse stock split.

On October 11, 2018 the Company’s Board of Directors, approved, a reverse stock split in the ratio of 1 for 26 for all shares of common stock, as of a record date of October 11, 2018. As of that date there were 27,890,537 common shares outstanding.  The reverse stock split is subject to the Company receiving shareholder approval.  The Series A Convertible Preferred Stock is not subject to the reverse split.

The closing of the Exchange Agreement resulted in a change of control of the Company.  In accordance with “reverse merger” or “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Exchange Agreement will be replaced with the historical financial statements of DSI prior to the Exchange Agreement, in all future filings with the U.S. Securities and Exchange Commission, or SEC.

Overview of Business and Results of Operations

The Company (prior to the Exchange Agreement) supplied LED (light-emitting diode) light bulbs and light fixtures to the commercial, industrial and consumer/retail markets. All of our products are tested and listed by UL Underwriters Laboratories (UL) or Electrical Testing Laboratories (ETL). Additionally, all products to be supplied will be tested and in compliance with industry standards such as those set up by Energy Star, and the Illuminating Engineering Society of North America (IESNA).

Following the closing of the Exchange, which occurred after September 30, 2018, the Company’s business will be that of DSI, which is a data-centric company using unmanned aerial systems and specialized sensors to gather and analyze data obtained in hard-to-get environments.

Revenue

The Company had no revenue during the nine months ended September 30, 2018 and 2017

Net Loss

Our net loss for the nine-month period ending September 30, 2018 was $64,335 compared to $36,134 for the nine months ended September 30, 2017, as the result of higher legal, accounting and auditing fees, in preparation for the Exchange Agreement.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $3,698; total assets of $3,698 and total liabilities of $11,893.  As of December 31, 2017, the Company had cash of $71 and no other assets, and total liabilities of $126,256.

For the nine months ended September 30, 2018, net cash used in operations was $96,569. For the nine months ended September 30, 2018, net cash provided by financing activities was $100,196, from sale of common stock and shareholder contributed capital.  Our total stockholder’s deficit at September 30, 2018 was $8,195.

To date, we have financed our operations through funding by our stockholders and the issuance of promissory notes and common stock and securities convertible into common stock. We will need to secure additional financing to continue our operations. However, we cannot provide any assurances that we will be able to raise additional funds to meet our cash needs or that we can achieve profitability. The failure to secure any financing will severely curtail our plans for future growth or in more severe scenarios the continued operations of our Company. Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 2, 2018 and August 20, 2018, the Company agreed to issue a total of 1,733,333 shares of Company common stock to three accredited investors for a total of $50,000. The proceeds were used to fund the operations of the Company. The investors were George Mainas, Gary Rockis and Kevin Kearney all of whom would be deemed to be affiliates of the Company at the time of the purchase and sale of shares.

The issuances of Company common stock to the purchasers was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act, as amended. The Company’s reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offerees and the Company. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

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

DATASIGHT CORPORATION

Dated: November 2, 2018

By: /s/ Lyle L. Probst

Chief Executive Officer and Acting Chief Financial Officer